Form 10KSB
period 2001-12-31
GAIGE FINANCIAL GROUP INC
filed 2002-04-10
CIK 1103829

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.:     0-29077

                          Gaige Financial Group, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                            65-0963971
----------------------------                       ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

22154 Martella Avenue
Boca Raton, Florida                                33433
---------------------------------                  --------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number:     (561) 451-9674

Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange
Title of each class                           on  which registered

None                                          None
--------------------                          -------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                           ---------------------------
                                (Title of class)

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

     Of the 1,000,000 shares of voting stock of the registrant issued and outstanding as of December 31, 2001, 42 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2001, covered by this report.

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

     As of December 31, 2001, there were 44 holders of record of the Company's common stock. As of the date hereof, the Company has issued and outstanding 1,000,000 shares of common stock. Such shares may not be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Act. Shares issued pursuant to Rule 144 may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption.

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

ITEM  7.       FINANCIAL  STATEMENTS

     The Company's financial statements have been examined to the extent indicated in their reports by Robert Jarkow, C.P.A., independent certified accountant, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part II, Item 7, of this Form 10-KSB.




                [Balance of this page intentionally left blank.]

                                  ROBERT JARKOW
                           CERTIFIED PUBLIC ACCOUNTANT

                            3111 North Andrews Avenue
                        Fort Lauderdale, Florida   33309

                                 (954) 630-9070


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Gaige Financial Group, Inc.

     I have audited the accompanying balance sheet of Gaige Financial Group, Inc. as of December 31, 2001 and the related statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Gaige Financial Group, Inc. as of December 31, 2000, before the restatement described in Note 3, were audited by other auditors whose report dated December 31, 2000, expressed an unqualified opinion on those statements.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaige Financial Group, Inc. as of December 31, 2001 and its cash flows for the year ended December 31, 2001, in conformity with principles generally accepted in the United States of America.

     I also audited the adjustments described in Note 3 that were applied to restate the prior financial statements. In my opinion, such adjustments are appropriate and have been properly applied.




March 4, 2002

                          GAIGE FINANCIAL GROUP, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                Table of Contents


Independent Auditor's Report                                                   1

Balance Sheet                                                                  2

Statement of Operations                                                        3

Statement of Shareholders' Equity                                              4

Statement of Cash Flows                                                        5

Notes to Financial Statements                                                  6

                                     GAIGE FINANCIAL GROUP, INC.

                                            BALANCE SHEETS

                                      December 31, 2001 and 2000


                                                ASSETS



Current Assets                                                     2001           2000
                                                               -------------  -------------
                                                                              (As Ressted)


  Cash                                                         $         45   $         45

                                                               -------------  -------------
                                                               $         45   $         45
                                                               =============  =============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability
  Accounts payable                                             $          0   $      1,000
                                                               -------------  -------------

Shareholders' Deficit

  Common stock-$.001 par value; 10,000,000 Shares authorized;
    1,000,000 issued and outstanding                                  8,274          7,274

  Deficit                                                            (8,229)        (8,229)
                                                               -------------  -------------
       Total shareholders' deficit                                       45           (955)

                                                               -------------  -------------
                                                               $         45   $         45
                                                               =============  =============


    The accompanying note are an integral part of these financial statements.

                                         GAIGE FINANCIAL GROUP, INC.

                                          STATEMENTS OF OPERATIONS

                                    Years Ended December 31, 2001 and 2000

                                                                         2001            2000
                                                                   ----------------  -------------
                                                                                      (As Ressted)


Revenues                                                           $            -0-  $        -0-

Expenses                                                                        -0-         1,150

                                                                   ----------------  -------------
Net (loss)                                                         $            -0-  $     (1,150)
                                                                   ================  =============



Net (loss) per share-basic and diluted                             $         0.0000  $    (0.0012)
                                                                   ================  =============

Weighted average number of shares outstanding during the period-
  basic and diluted                                                       1,000,000     1,000,000
                                                                   ================  =============


    The accompanying note are an integral part of these financial statements.

                                                GAIGE FINANCIAL GROUP, INC.

                                           STATEMENT OF SHAREHOLDERS' DEFICIT

                                                Year Ended December 31, 2001

                                                                                   Common Stock
                                                                            ---------------------------
                                                                               Shares        Amount         Deficit
                                                                            ------------  -------------  ------------
                                                                                                         (As Ressted)

Balance at December 31, 1999, as previously reported                          1,000,000   $       2,000      ($1,000)

  Adjustment for the effect of a correction of an accounting error                                            (6,079)

                                                                            ------------  -------------  ------------
Balance at December 31, 1999, as restated                                     1,000,000           2,000       (7,079)
  Capital contribution                                                                            5,274

  Operations for the year ended December 31, 2000, as previously reported                                     (2,442)
    Add adjustment for an accounting error                                                                     1,292
                                                                                                         ------------
  Operations for the year ended December 31, 2000, restated                                                   (1,150)

                                                                            ------------  -------------  ------------
Balance December 31, 2000                                                     1,000,000           7,274       (8,229)

  Capital contribution                                                                            1,000

  Operations for the year ended December 31, 2001                                                                -0-

                                                                            ------------  -------------  ------------
Balance December 31, 2001                                                     1,000,000   $       8,274      ($8,229)
                                                                            ============  =============  ============


    The accompanying note are an integral part of these financial statements.

                          GAIGE FINANCIAL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2001 and 2000

                                                           2001              2000
                                                     ----------------  ----------------
                                                                          (As Ressted)
Cash flows from operating activities
  Net (loss)                                         $           -0-   $        (1,150)
  Adjustments to reconcile net (loss) to net cash
    used in operating activities
    (Decrease) in accounts payable                            (1,000)           (6,079)
                                                     ----------------  ----------------

      Net cash (used) by operating activities                 (1,000)           (7,229)
                                                     ----------------  ----------------
Cash flows from financing activities
  Capital contribution                                         1,000             5,274
                                                     ----------------  ----------------

      Net cash provided by financing activities                1,000             5,274
                                                     ----------------  ----------------

Net decrease in cash                                             -0-            (1,955)

Cash-beginning                                                    45             2,000

                                                     ----------------  ----------------
Cash-ending                                          $            45   $            45
                                                     ================  ================


Supplemental disclosures of cash flow information:

                                                     ----------------  ----------------
  Interest paid                                      $           -0-   $           -0-
                                                     ----------------  ----------------
  Taxes paid                                         $           -0-   $           -0-
                                                     ================  ================


    The accompanying note are an integral part of these financial statements.

                           GAIGE FINANCIAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


Note 1. Nature of Business

     The Company was incorporated in Florida on December 6, 1999 and has been inactive since inception.

     The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowing or a combination thereof.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

     Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

(Loss) Per Share

     Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. There are no items to give rise to diluted shares.

Note 3. Correction of an Accounting Error

     The Company was required to expense organization costs in 1999, the year incurred. The Company's financial statements have been restated to reflect the expense in 1999 and the elimination of amortization in 2000.

Note 4. Income taxes

     At December 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $8,200 expiring through 2014. The deferred tax benefit of the net operating loss, of approximately $1,200, has been fully reserved for due to the uncertainty of its recognition.

     At December 31, 2001 and 2000, there are no other items that give rise to deferred income taxes.