Form 10QSB
period 2002-03-31
GAIGE FINANCIAL GROUP INC
filed 2002-05-07
CIK 1103829

U.S.  Securities  and  Exchange  Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                      For the quarter ended March 31, 2002
                          Commission file no. 0-29077

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

     As of March 31, 2002, there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item  1.                     Financial  Statements

WARRENSBURG  ENTERPRISES,  INC.
TABLE  OF  CONTENTS

                                                               Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

GAIGE FINANCIAL GROUP, INC.

(A Development Stage Company)

BALANCE SHEET

March 31,                                                               2002
--------------------------------------------------------------  --------------

ASSETS

Current assets:

    Cash                                                           $       45

--------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                       45
--------------------------------------------------------------  --------------

LIABILITIES

Current Liabilities:

    Accrued expenses                                               $        0
--------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                   -
--------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000 shares issued and outstanding                           8,274
-
               Accumulated deficit                                     (8,229)
--------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                 45
--------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $       45
--------------------------------------------------------------- --------------

     The accompanying notes are an integral part of the Financial Statements

GAIGE FINANCIAL GROUP, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

For the period January 1, 2002  to  March  31, 2002
-------------------------------------------------------------------------------

Revenues                                                        $            -
--------------------------------------------------------------  ---------------

Operating expenses:                                                          -
--------------------------------------------------------------  ---------------

Net loss                                                                     -
--------------------------------------------------------------  ---------------

Net loss per share                                              $       (0.000)
--------------------------------------------------------------  ---------------
Weighted average number of shares outstanding during the

Period-basic and diluted.                                             1,000,000
                                                                ---------------

     The accompanying notes are an integral part of the Financial Statements

GAIGE FINANCIAL GROUP, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the period January 1, 2002 to March 31, 2002
------------------------------------------------------------------------------

                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------
Balance - March 31, 2002                  1,000,000                   -       8,274       (8,229)         45
Issuance of Common Stock:                         -          -        -           -           -            -
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                                  -  $       -        -    $  8,274  $    (8,229)  $      45
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

     The accompanying notes are an integral part of the Financial Statements

GAIGE FINANCIAL GROUP, INC.

(A Development Stage Company)

Statement of Cash Flows

For the period January 1, 2002  to  March 31, 2002
-------------------------------------------------------------------------------

Operating Activities:

        Net loss                                                     $          -
     Adjustments to reconcile net loss to net cash
         used by operating activities:

             Increase in:

                 Issuance of common stock for services                          -

------------------------------------------------------------------  --------------
Net cash used by operating activities                                           -
------------------------------------------------------------------  --------------

Financing activities:

     Issuance of Common Stock                                                   -
------------------------------------------------------------------  --------------

Net cash provided by financing activities                                       -
------------------------------------------------------------------  --------------

Net increase in cash                                                            -
------------------------------------------------------------------  --------------

 Cash March 31, 2002                                                      $    45
------------------------------------------------------------------  --------------

     The accompanying notes are an integral part of the Financial Statements

Warrensburg  Enterprises,  Inc.
Notes  to  Financial  Statements

Note  A  -  Summary  of  Significant  Accounting  Policies:

Organization

Warrensburg  Enterprises,  Inc.  (a  development  stage  company)  is  a Florida
Corporation  incorporated  on  December  6,  1999.

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

Interim  Financial  Statements

The March 31, 2002 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $8,229 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of March 31, 2002 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $8,229 from December 6, 1999 (date of inception) through March 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Note E   -  Subsequent Event

On May 1, 2002, the Company entered into a Stock Purchase Agreement and Share Exchange (Agreement") with Teda Hotels Management Company Limited ("Teda"), pursuant to which the Company has agreed to acquire all of the outstanding shares of capital stock of Teda, subject to the completion of certain customary conditions set forth in the Agreement. In the event that the proposed transaction with Teda closes, Teda will become a wholly owned subsidiary of the Company and the current stockholders of Teda will own not less than 87% of the Company's shares of common stock outstanding.

Following the closing of the proposed transaction with Teda, Chang Zhi Ying; Hui Chin Tong; and Cheung Wai Tak will become all of the members of the Company's Board of Directors, and Chang Zhi Yang will become the Chairman of the Board, Hui Chin Tong will become the Managing Director and Cheung Wai Tak will become the Chief Financial Officer of the Company. Following the closing of this transaction, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the principal terms of such documents and included as exhibits thereto will be a copy of the relevant agreements

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

     None

Item 3. Defaults in Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                         Gaige Financial Group, Inc.
                                                (Registrant)


          Date: May 6, 2002              BY:  /s/ Shelley Goldstein
                                         -----------------------------------
                                         Shelley  Goldstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                Signature                          Title
  -------               ---------------------------        -------------


May 6, 2002              BY: /s/ Shelley Goldstein
                        -------------------------------    President, Secretary,
                             Shelley  Goldstein            Treasurer,  Director