Form 10QSB
period 2002-06-30
TEDA TRAVEL INC
filed 2002-08-20
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-29077

TEDA TRAVEL INCORPORATED
(Exact name of small business issuer as specified in its charter)

Florida	65-0963971
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22154 Martella Avenue, Boca Raton, Florida    33433
(Address of Principal Executive Offices)

(561) 451-9674
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2002: 5,950,000 shares of common stock outstanding, $0.0001 par value.

FORM 10-QSB

TEDA TRAVEL INCORPORATED
FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet	2
Statement of Operations	3
Statement of Shareholders' Deficit	4
Statement of Cash Flows	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition	7
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

TEDA TRAVEL INCORPORATED

                           GAIGE FINANCIAL GROUP, INC.

                                 BALANCE SHEETS

                       December 31, 2001 and June 30, 2002

                                     ASSETS

Current Assets                                                                   2002                    2001
                                                                            ----------------        ----------------
                                                                               Unaudited

       Cash                                                             $                45     $                45

                                                                        --------------------    --------------------
                                                                        $                45     $                45
                                                                        ====================    ====================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability

       Accounts payable                                                 $                 0     $                 0
                                                                        --------------------    --------------------

Shareholders' Deficit

       Common stock-$.001 par value; 10,000,000 Shares authorized;
             1,000,000 issued and outstanding                                         8,274                   8,274

       Deficit                                                                       -8,229                  -8,229
                                                                            ----------------        ----------------
                    Total shareholders' deficit                                          45                      45

                                                                        --------------------    --------------------
                                                                        $                45     $                45
                                                                        ====================    ====================

               The accompanying note are an integral part of these
                             financial statements.

                                       -2-

                           GAIGE FINANCIAL GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                   Six Months                Three Months               Three Months
                                                 Ended June 30, 2002       Ended June 30, 2002       Ended June 30, 2001
                                              ----------------------     ---------------------      -------------------
                                                      Unaudited                 Unaudited               Unaudited

Revenues                                      $               -0-        $              -0-                    -0-

Expenses                                                      -0-                        0                      0

                                              ----------------------     ---------------------      -------------------
Net                                           $               -0-        $               0                      0
                                              ======================     =====================      ===================

Net per share-basic and diluted               $               -0-        $          0.0000                 0.0000
                                              ======================     =====================      ===================

Weighted average number of shares outstanding
      during the period-basic and diluted               1,000,000                1,000,000              1,000,000
                                              ======================     =====================      ===================

    The accompanying note are an integral part of these financial statements.

                                       -3-

                           GAIGE FINANCIAL GROUP, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                         Six Months Ended June 30, 2002

                                                                  Common Stock

                                                            --------------------------------------
                                                                 Shares              Amount                Deficit
                                                            -----------------   ------------------  -----------------------

Balance at December 31, 2001                                       1,000,000               $8,274                  -$8,229

  Net income ( loss) for the six months ended June 30, 2002                                                              0

                                                            -----------------   ------------------  -----------------------
Balance June 30, 2002 Unaudited                                    1,000,000               $8,274                  -$8,229
                                                            =================   ==================  =======================

    The accompanying note are an integral part of these financial statements.

                                       -4-

                           GAIGE FINANCIAL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                    For the Year Ended December 31, 2001 and
                     For the Six Months Ended June 30, 2002

                                                                       2002                       2001
                                                             ---------------------     -----------------------
                                                                    Unaudited

Cash flows from operating activities
       Net (loss)                                            $                  0      $                    0
       Adjustments to reconcile net (loss) to net cash
         used in operating activities
            (Decrease) in accounts payable                                      0                       1,000
                                                             ---------------------     -----------------------

                 Net cash (used) by operating activities                        0                       1,000
                                                             ---------------------     -----------------------

Cash flows from financing activities
       Capital contribution                                                     0                       1,000
                                                             ---------------------     -----------------------

                 Net cash provided by financing activities                      0                       1,000
                                                             ---------------------     -----------------------

Net decrease in cash                                                            0                           0

Cash-beginning                                                                 45                          45

                                                             ---------------------     -----------------------
Cash-ending                                                  $                 45      $                   45
                                                             =====================     =======================

Supplemental disclosures of cash flow information:

                                                                 -----------------         -------------------
       Interest paid                                         $              -0-        $              -0-
                                                             ====-----------------     ====-------------------
       Taxes paid                                            $              -0-        $              -0-
                                                             =====================     =======================

    The accompanying note are an integral part of these financial statements.

                                       -5-

GAIGE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

UNAUDITED

Note 1.      Summary of Significant Accounting Policies

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Gaige Financial Group, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended December 31, 2001 and the three months ended March 31, 2002 for additional information relevant to significant accounting policies followed by the Company.

Note 2.      Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Note 3.      Subsequent Event

The Company has entered into a Stock Purchase Agreement and Share Exchange on April 27, 2002 with TEDA HOTELS MANAGEMENT COMPANY LIMITED. The effective date of this Agreements is July 5, 2002. As of the date of this filing the unaudited financial statements of Teda Hotels Management Company Limited have not been finalized. Upon completion they will be filed as an amendment to this 10QSB.

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

Plan of Operation

         On April 24, 2002, the Company entered into a Stock Purchase Agreement and Share Exchange Agreement ("Agreement") with Teda Hotels Management Company Limited ("Teda") pursuant to which the Company has agreed to acquire all of the outstanding shares of capital stock of Teda in exchange for the issuance of 5,000,000 ($ 0.001 par value per share) shares of restricted common stock of Gaige to the Teda Shareholders and promoters as designated on Exhibit <-1- 34>A<-1- 34> and other consideration. Pursuant to the Agreement, Gaige became a wholly owned subsidiary of the Company. Such Agreement was contingent upon Teda providing audited financial statements within sixty (60) days of the filing of the initial 8K with the Securities and Exchange Commission and the Closing date was set as the date that Teda provided the audited financial statements and the amended 8K was filed with the Securities and Exchange Commission. Pursuant to this Agreement, Gaige changed its name to Teda Travel Incorporated on July 19, 2002, 2002

Following the closing of the proposed transaction with Teda, Chang Zhi Ying, Hui Chin Tong and Cheung Wai Tak became the members of the Company's Board of Directors and the following persons were elected as the officers of the Company:

Chang Zhi Yang	Chairman of the Board
Hui Chin Tong, Godfrey	Managing Director
Cheung Wai Tak	Chief Financial Officer

Forward-Looking Statements

        This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	On May 14, 2002 a Form 8-K was filed based on Change of Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: August 19, 2002	By: /s/ David Cheung David Cheung Chief Financial Officer