Form 10QSB
period 2002-09-30
TEDA TRAVEL INC
filed 2002-11-14
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2002: 5,950,000 shares of common stock outstanding, $0.0001 par value.

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
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002 (UNAUDITED)
PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
PAGE	4-5	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 (UNAUDITED)

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$264,643
Accounts receivable, net	130,829
Prepaid expenses and other current assets	69,188
Due from directors	6,061
Total Current Assets	470,721

PROPERTY AND EQUIPMENT - NET	3,679

TOTAL ASSETS	$474,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Accounts payable and accrued expenses	$10,426

TOTAL LIABILITIES	10,426

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 issued and outstanding	5,950
Additional paid-in capital	14,195
Retained earnings	44,389
Total Stockholders' Equity	463,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$474,400

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
REVENUE, NET	$134,247	$163,771	$376,488	$466,452

EXPENSES
Legal and professional fees	36,832	24,107	81,659	47,992
Consulting	40,528	17,949	55,912	27,949
Payroll	31,658	38,318	97,382	84,333
Depreciation	672	-	1,840	-
Other selling, general and administrative	19,349	20,479	40,902	61,735
Total Expenses	129,039	100,853	277,695	222,009

INCOME FROM OPERATIONS	5,208	62,918	98,793	244,443

OTHER INCOME
Interest income	76	298	234	1,030

INCOME BEFORE TAXES	5,284	63,216	99,027	245,473
Income taxes	6,554	7,306	17,501	21,005

NET INCOME (LOSS)	$(1,270)	$55,910	$81,526	$224,468
Net income (loss) per common share - basic and diluted	$-	$.01	$.02	$.05
Weighted average number of common shares outstanding - basic and diluted	5,828,933	5,000,000	5,580,919	5,000,000

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,526	$224,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,840	-
Stock issued for services	20,000	-
Increase (decrease) in:
Accounts receivable	68,861	(107,340)
Prepaid expenses	(68,384)	18,423
Increase (decrease) in:
Accounts payable and accrued expenses	(11,485)	(51,184)
Net Cash Provided By Operating Activities	92,358	84,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(846)	(4,936)
Due from directors	726	(38,275)
Due from stockholders	(5,003)	(1,182)
Net Cash Used In Investing Activities	(5,123)	(44,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	45	-
Net Cash Provided By Financing Activities	45	-

INCREASE IN CASH AND CASH EQUIVALENTS	87,280	39,974

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	177,363	16,009

CASH AND CASH EQUIVALENTS - END OF PERIOD	$264,643	$55,983

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1;	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 8-K-A.

NOTE 2;	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Teda Travel Incorporated and its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited. All significant inter-company transactions and balances have been eliminated in consolidation (See Note 1).

NOTE 3;	REVERSE MERGER

On July 2, 2002, Teda Travel , Inc., (“Teda” or "acquirer") formerly known as Gaige Financial Group, Inc. ("Gaige") acquired 100% of Teda Hotels Management Company Limited and Teda Hotels Management Limited (“THM” or “acquiree”) for 5,000,000 shares of Gaige common stock.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Pursuant to the reverse merger, all capital stock shares and amounts and per share data have been retroactively restated.

During July 2002, the Board of Directors approved the change in the Company's name from Gaige Financial Group, Inc. to Teda Travel Incorporated to more accurately reflect the current operations of the Company as a result of the reverse merger.

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statements of operations include the operations of the acquiree for the periods presented and the operations of the acquirer from the date of the merger.

NOTE 4;	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002 and 2001, the Company received management revenue of $213,213 and $151,942, respectively from two properties it manages that are owned by a shareholder.

During the nine months ended September 30, 2002, the Company paid $23,077 and $35,769 to two directors for consulting and professional services.

NOTE 5;	STOCKHOLDERS EQUITY

A Stock Issued for Services

During the nine months ended September 30, 2002, the Company issued 250,000 common shares for services valued at $20,000 based upon the book value of the Company at the date of grant.

B Common Stock Options

During the nine months ended September 30, 2002, the Company issued 250,000 common stock options at an exercise price of $0.001 per share. The exercise price is adjustable based upon the future opening trading value of the Company's common stock. The fair market value was determined based on the Black-Scholes option pricing model using the following assumptions; no annual dividend, volatility of 10%, risk-free interest rate of 6.25% and a term of one year. The fair value of the options was minimal and no expense has been recorded in the financial statements.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Consequent to the reverse merger with Teda Management Company Limited, the Company became involved in the provision of hotel management and consulting services in the People’s Republic of China (“PRC”). The company through its wholly owned subsidiaries Teda Hotel Management Company Limited and Teda Hotel Management Limited currently manages four hotel properties in three strategic capital cities in the PRC; namely Shenzhen, Tianjin and Xian. Shenzhen is an economic zone strategically located just north of Hong Kong whilst Tianjin is a key industrial city located 100 miles Southeast of Beijing and and Xian is an important tourist location.

The Company’s two key managed properties are located in Tianjin because of the city’s extensive transportation network and world-class business infrastructure, attracting many foreign investments such as Motorola into the area. Local government officials in Tianjin are also supportive of foreign joint ventures set up in the area.

With the current four properties now managed profitably, the Company is looking to fill the hotel gap in China. The Company intends to establish a hotel chain under its management by pooling good quality hotels together to develop a tourist network. The Company will choose at least one hotel of good standard in each city in the PRC and designate it under its own brand name. The Company will endeavour to achieve a certain level of quality to provide reliable and creditable services to local travelers. We hope to maintain a high standard with emphasis that our customers are our priority. The hotels in the chain will be supported in the future by a hotel reservation system.

The goal of the Company is to provide a China nation-wide brand name hotel chain of high standards.

Results of Operations

Revenue:

Net revenue for the quarter ended September 30, 2002 was down $29,524 or a drop of 18% from the same period last year. Net revenue for the nine months ended September 30, 2002 also showed a decrease of $89,964 or a drop 19% from the same period last year. The drop in revenue was mainly due to the business slowdown in our Kindlion Hotel in Shenzhen, where business has been adversely affected by the economic downturn in Hong Kong, just south of the border from Shenzhen and certain pre-opening consulting fee for the Teda International Club received in 2001.

A new management contract that began in late September 2002 for the Tianjin International Club is expected to strengthen the revenue from the last quarter of 2002 onwards.

Administrative and Operating Expenses:

Administrative and operating expenses for the quarter ended September 30, 2002 showed a slight increase of $28,186 or an increase of 28% as compared to the same period last year. The increase in expenses for the quarter was mainly because of the set up of new operations in Beijing for developing new businesses.

Administrative and operating expenses for the nine months ended September 30, 2002 also showed an increase of $55,686 or an increase of 25% as compared to the same period last year. The increase in expenses for the nine months ended September 30, 2002 was mainly due to the new operation set up in Beijing, the higher payroll, and the higher legal and professional fees that came with the reverse merger.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	On August 22, 2002 a Form 8-K was filed based on Item 5 - Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: November 14, 2002	By: /s/ David Cheung David Cheung Chief Financial Officer

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Chang Zhi Yang certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14,  2002

/s/ Chang Zhi Yang Chang Zhi Yang Chief Executive Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14,  2002

/s/ Cheung Wai Tak Cheung Wai Tak Chief Financial Officer