Form 10QSB/A
period 2002-09-30
TEDA TRAVEL INC
filed 2002-11-15
CIK 1103829

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

Suite 1801, Chinachem Johnston Plaza
178 Johnston Road, Wanchai, Hong Kong
(Address of Principal Executive Offices)

011-852-2833-2186
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2002: 5,950,000 shares of common stock outstanding, $0.001 par value.

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

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$264,643
Accounts receivable, net	130,829
Prepaid expenses and other current assets	69,188
Due from directors	6,061
Total Current Assets	470,721

PROPERTY AND EQUIPMENT - NET	3,679

TOTAL ASSETS	$474,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Accounts payable and accrued expenses	$10,426

TOTAL LIABILITIES	10,426

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 issued and outstanding	5,950
Additional paid-in capital	14,195
Retained earnings	443,829
Total Stockholders' Equity	463,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$474,400

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
(Increase) decrease in:
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

On July 12, 2002, Teda Travel , Inc., (“Teda” or "acquirer") formerly known as Gaige Financial Group, Inc. ("Gaige") acquired 100% of Teda Hotels Management Company Limited and Teda Hotels Management Limited (“THM” or “acquiree”) for 5,000,000 shares of Gaige common stock.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Consequent to the reverse merger with Teda Hotels Management Company Limited, the Company became involved in the provision of hotel management and consulting services in the People’s Republic of China (“PRC”). The company through its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited currently manages four hotel properties in three strategic capital cities in the PRC; namely Shenzhen, Tianjin and Xian. Shenzhen is an economic zone strategically located just north of Hong Kong whilst Tianjin is a key industrial city located 100 miles Southeast of Beijing and Xian is an important tourist location.

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

Administrative and Operating Expenses:

Administrative and operating expenses for the quarter ended September 30, 2002 showed an increase of $28,186 or an increase of 28% as compared to the same period last year. The increase in expenses for the quarter was mainly because of the consulting fee relating to the merger and the set up of new operations in Beijing for developing new businesses.

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

TEDA TRAVEL INCORPORATED

Date: November 15, 2002	By: /s/ Cheung Wai Tak Cheung Wai Tak Chief Financial Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 15,  2002

/s/ Hui Chin Tong Godfrey Hui Chin Tong Godfrey Chief Executive Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 15,  2002

/s/ Cheung Wai Tak Cheung Wai Tak Chief Financial Officer