Form 10KSB
period 2002-12-31
TEDA TRAVEL INC
filed 2003-04-15
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                        Commission file number 000-29077

                            TEDA TRAVEL INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                                  65-0963971
                   -------                                  ----------
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                 Identification Number)

    Suite 1801, Chinachem Johnston Plaza
    178 Johnston Road, Wanchai, Hong Kong                      N/A
    -------------------------------------                      ---
  (Address of Principal Executive Offices)                  (Zip Code)

   Registrant's Telephone Number, Including International Code and Area Code:
   --------------------------------------------------------------------------
                             (011) (852) 2833-2186


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  [X]    No  [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year ended December 31, 2002 were $515,546.

         The issuer does not have non-voting common equity. Of the 5,950,000 shares of the issuer's voting common stock that were outstanding as of December 31, 2002, 684,000 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the issuer is unable to calculate the aggregate market value of the common equity held by non-affiliates as of a specified date within the past 60 days.

         As of December 31, 2002, there were 5,950,000 shares of the issuer's common stock, $.001 par value, outstanding.

                            TEDA TRAVEL INCORPORATED
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                               TABLE OF CONTENTS
                                               -----------------

                                                                                                           Page No.
                                                                                                           --------

PART I        ...................................................................................................1

Item 1.       Business...........................................................................................1

Item 2.       Properties.........................................................................................3

Item 3.       Legal Proceedings..................................................................................4

Item 4.       Submission of Matters to a Vote of Security Holders................................................4

PART II       ...................................................................................................5

Item 5.       Market for Registrant,s Common Equity and Related Stockholder Matters..............................5

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operation...............5

Item 7.       Financial Statements and Supplementary Data.......................................................13

Item 8.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..............13

PART III      ..................................................................................................14

Item 9.       Directors and Executive Officers of Registrant....................................................14

Item 10.      Executive Compensation............................................................................16

Item 11.      Security Ownership of Certain Beneficial Owners and Management....................................17

Item 12.      Certain Relationships and Related Transactions....................................................18

PART IV       ..................................................................................................19

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................19

Item 14.      Controls and Procedures...........................................................................20

                           FORWARD-LOOKING STATEMENTS

         Teda Travel Incorporated (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company is also subject to risks detailed herein (see within Item 6, Management's Discussion and Analysis or Plan of Operation, "Risk Factors") or detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.

                                     PART I

ITEM 1.       BUSINESS.
              ---------

GENERAL

         Teda Travel Incorporated, a Florida corporation (the "Company"), is a provider of management services to hotels and resorts in Asia. The Company operates through its two wholly-owned operating subsidiaries, Teda Hotels Management Company Limited, a British Virgin Islands corporation ("Teda BVI"), and Teda Hotels Management Limited, a Hong Kong corporation ("Teda Hong Kong"). The Company is also an investor in real estate development projects in Asia.

ORGANIZATIONAL BACKGROUND

         The original name of the Company is Gaige Financial Group, Inc. ("Gaige"). Gaige was incorporated under the laws of the State of Florida on December 6, 1999. Gaige began as a "shell" company conducting virtually no business operations other than its efforts to seek merger partners or acquisition candidates. Teda Hong Kong was formerly a wholly-owned subsidiary of Teda BVI. On July 12, 2002, pursuant to a Stock Purchase Agreement and Share Exchange dated April 27, 2002 between Gaige and Teda BVI, Gaige acquired all of the outstanding shares of capital stock of Teda BVI from the Teda BVI shareholders, and the Teda BVI shareholders and its promoters received an aggregate of 5,000,000 shares of restricted common stock of Gaige. On July 19, 2002, Gaige changed its name to "Teda Travel Incorporated."

BUSINESS BACKGROUND

         "T.E.D.A." refers to "Tianjin Economic and Technological Development Area," a special economic zone that was created by the People's Republic of China in 1984, which area is located approximately 180 kilometers southeast of Beijing and which has attracted much foreign investment.

         In 2001, a group of Hong Kong hotel professionals, including members of the current management of the Company, together with Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"), formed Teda BVI for the purpose of establishing a premier nationwide hotel chain business throughout Asia. The Company's Joint Venture Partner began its hotel management business in 1997.

CURRENT BUSINESS

         Hotel and Resort Management

         The main business of the Company is the provision of hotel and resort management services. The Company currently manages the following four hotel properties in the People's Republic of China: (1) Tianjin Teda Hotel and Club in Tianjin, (2) Tianjin International Club in Tianjin, (3) Kindlion Hotel in Shenzhen, and (4) Yangling Horizon Hotel in Xian. Each of the hotels is managed under a ten-year management contract, commencing from as early as September 2002. As of December 31, 2002, the Company receives 100% of its revenues from its management of the four hotel and resort properties listed above. See within
Item 6, Management's Discussion and Analysis or Plan of Operation, "Risk Factors." The Company plans to establish a nation-wide hotel chain throughout all major cities in China under its brand name, and seeks to achieve this by acquiring suitable local travel agents and forming a national franchise to service both business and leisure travelers in China.

         Real Estate Development

         In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited, a People's Republic of China corporation (the "Real Estate Joint Venture"). Through the Real Estate Joint Venture, the Company owns a multi-use complex featuring 170 apartment units as well as a hotel and clubhouse. The Real Estate Joint Venture plans to sell all of the apartment units of the Real Estate Complex, and as of December 31, 2002, it sold 136 of the 170 apartment units. The Company manages the hotel and clubhouse of the Real Estate Complex, it being one of the four properties managed by the Company as disclosed above. In addition, the Real Estate Joint Venture has plans to acquire a vacation property with twelve rooms located in Hangzhou in the People's Republic of China. See
Item 2, "Properties."

COMPETITION

         Competition to provide management services to hotels and resorts in China is not fierce, as the Company provides niche services to local hotels and resorts while the large world-wide chains utilize internal management services. But see within Item 6, Management's Discussion and Analysis or Plan of Operation, "Risk Factors." On the other hand, competition for successful real estate developments in China are competitive on both a local and foreign level, and success often depends on having suitable connections to secure preferred locations. The Company believes that it can successfully compete in this area.

ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to various environmental regulations. The costs of compliance with said regulations have not been material in the past and are not anticipated to be material in the future.

EMPLOYEES

         As of December 31, 2002, the Company and its subsidiaries employed five full-time employees.

ITEM 2.       PROPERTIES
              ----------

         The Company's principal place of business is located at Suite 1801, Chinachem Johnston Plaza, 178 Johnston Road, Wanchai, Hong Kong. The office premises occupies approximately 700 square feet, and is leased through a related corporation for a term of two years commencing on March 15, 2002 for a monthly lease rental of $1,593. In addition to the Hong Kong property, the Company also leases a property in Beijing of about 1,600 square feet for its general use. The address of this property is Unit 3802, No. 46 Dongzhong Street, Dongcheng District, Beijing, in the People's Republic of China. Rental on the Beijing property is $1,000 per month and the current lease expires on July 30, 2003.

         The Company does not directly own any real estate. However, in January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited, a People's Republic of China corporation (the "Real Estate Joint Venture"). The Company's co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China (the "Company's Joint Venture Partner). Through the Real Estate Joint Venture, the Company owns a multi-use complex (the "Real Estate Complex") located at No. 7-2 Fukang Road in the prestigious Nankai District of Tianjin in the People's Republic of China. The Company's Joint Venture Partner developed the Real Estate Complex and completed construction during the third quarter of 2002. The Real Estate Complex features 170 apartment units totaling approximately 31,200 square meters, as well as a hotel and clubhouse totaling approximately 30,100 square meters. The Real Estate Joint Venture plans to sell all of the apartment units of the Real Estate Complex, and as of December 31, 2002, it sold 136 of the 170 apartment units. Purchasers of the apartment units make a 30% down payment upon signing of the sales agreement and typically obtain a bank mortgage for the balance of the purchase price. The Company manages the hotel and clubhouse of the Real Estate Complex, which the Real Estate Joint Venture plans to retain as a long-term investment. The hotel and clubhouse has experienced an occupancy rate of 30 to 40% since its opening in July 2002.

         Two of the three members of the board of directors of the Real Estate Joint Venture are Chang Zhi Ying, the Chairwoman of the Board of the Company, and Godfrey Hui Chin Tong, a Director and the Chief Executive Officer of the Company.

         Chang Zhi Ying, the Chairwoman of the Company, is also the General Manager of the Company's Joint Venture Partner and as such is responsible for the day-to-day management of, and business development for, the Company's Joint Venture Partner. The Company's Joint Venture Partner is the beneficial owner of 20.12% of the Company. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         With respect to the apartment units of the Real Estate Complex, whether prior to sale or remaining to be sold by the Real Estate Joint Venture, none of them were or are, as applicable, subject to any liens, mortgages or other encumbrances. With respect to the hotel and clubhouse of the Real Estate Complex, the Real Estate Joint Venture has a 50-year leasehold interest, free of any required rental payments, liens, mortgages or other encumbrances. The Real Estate Joint Venture does not have any present intentions of raising funds through any encumbrances on the Real Estate Complex. In the opinion of the management of the Company, the Real Estate Complex is adequately covered by insurance.

         With respect to the sale of the unsold apartment units and use of the hotel and clubhouse of the Real Estate Complex, the Real Estate Joint Venture is facing increasing competition as more apartments and hotels of international standards are built in Tianjin. However, the Company believes that its interests in the Real Estate Joint Venture will remain competitive because of the desirable location of the Real Estate Complex.

         In addition to the Real Estate Complex, the Real Estate Joint Venture plans to acquire a vacation property with twelve rooms located in Hangzhou in the People's Republic of China, to be held as a long-term investment. The Company's Joint Venture Partner has paid a 50% upfront deposit of $217,707 for the construction of the property, and the Company intends to pay the remaining 50% upon completion of construction. As of the date of filing of this Report, the Company has not entered into any binding agreements with the Real Estate Joint Venture or the Company's Joint Venture Partner relating to the Hangzhou property, and the Company can not guarantee that it will enter into any such binding agreements.

         With the exception of the Hangzhou property, the Company does not have any current plans to make any additional real estate investments, through the Real Estate Joint Venture or otherwise. However, the Company would likely consider entering additional real estate joint ventures and/or other real estate investments if suitable opportunities arose in the future and the Company had adequate resources to make such investments. With respect to its real estate investments, the Company has not placed any limitations on the percentage of assets that it may invest in any one investment, the types of investments that it may make or the manner in which it may operate or finance investments. This investment policy may be changed by the Board of Directors and without a vote of the Company's security holders. The Company's real estate investment policy is to acquire assets for both capital gain and income, as determined by the Board of Directors of the Company, from time to time, in its discretion.

ITEM 3.       LEGAL PROCEEDINGS
              -----------------

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

         On December 5, 2002, the holders of a majority of the outstanding shares of the Company's common stock, or the holders of 3,927,000 shares or 66% of the 5,950,000 shares of common stock then outstanding, executed and delivered to the Company a written consent approving (a) the removal of David Cheung as a member of the Company's Board of Directors, and (b) the appointment of Peter Mak as a member of the Company's Board of Directors. The action was taken by the holders a majority of the outstanding shares of the Company's common stock without a meeting, pursuant to Section 607.0704 of the Florida Business Corporation Act. A definitive Information Statement, dated December 30, 2002, was filed with the United States Securities and Exchange Commission and furnished to all of the holders of the outstanding shares of the Company's common stock as of the record date of the close of business on December 5, 2002, pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14(c) and Schedule 14(c) thereunder.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
              ------------------------------------------------------------
              MATTERS
              -------

         At the present time, there is no trading market for the Company's common stock.

         As of December 31, 2002, there were 51 holders of record of the Company's common stock.

         The Company has not paid any cash dividends on its common stock since its inception. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         During February 2003, in order to fund its joint venture commitment with Tianjin Teda International Hotel Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China (see Item 2, "Properties"), the Company issued a $3,500,000 (U.S.), 2% Convertible Promissory Note (the "Note") to Magnolia Group Holdings Limited, a corporation registered in the British Virgin Islands and the owner of 1,710,000 shares of the Company's common stock or 28.74% of the Company ("Magnolia"). See Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 12, "Certain Relationships and Related Transactions." The Note automatically converts into 7,000,000 shares of the Company's common stock on February 23, 2004 unless paid in full prior to said date. Automatic conversion of the Note is subject to an increase in the number of authorized shares of the Company's common stock and the satisfaction of certain other related conditions. Upon conversion of the Note and including the 1,710,000 shares of the Company's common stock owned by Magnolia as of December 31, 2002, Magnolia will be the owner of 8,710,000 shares of the Company's common stock, or 67.2% of the Company. In March 2003, Magnolia made a partial payment to the Company pursuant to the Note in the amount of $1,200,000 (U.S.).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

CAUTIONARY STATEMENTS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars.

         The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or

"continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the risk factors discussed in this Report. See "Risk Factors." The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

OVERVIEW

         The Company, formerly known Gaige Financial Group, Inc., is a Florida corporation incorporated on December 6, 1999. Effective July 12, 2002, the Company issued 5,000,000 shares of its common stock to the shareholders of Teda BVI, in exchange for all of the shares of capital stock of Teda BVI.

         Prior to the merger, the Company had no material operations. The merger was accounted for as a recapitalization of Teda BVI, as the shareholders of Teda BVI acquired capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of Teda BVI were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception.

         The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People's Republic of China through its two wholly-owned operating subsidiaries, Teda BVI and Teda Hong Kong. See Item 1, "Business."

         Revenues derived from the Company's provision of management services to hotels and resorts include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a ten-year management contract, commencing from September 2000. As of December 31, 2002, the Company has four management contracts, encompassing an aggregate of 705 rooms located in four hotel and resort properties. All four of the hotel and resort properties are located within the People's Republic of China, of which two are in Tianjin, one is in Xian and one is in Shenzhen. See Item 1, "Business."

         Under its management contracts with each of the four hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon net operating profits of the property managed.

         Based upon the entry of the World Trade Organization by the People's Republic of China in 2000, the Company anticipates tremendous opportunities in the travel markets of the People's Republic of China. Management of the Company plans to diversify the Company's business through acquiring new properties and entering new travel business sectors such as travel agencies.

CONSOLIDATED RESULTS OF OPERATIONS

         Fiscal Years Ended December 31, 2002 and 2001

         Revenues. Revenues for the fiscal year ended December 31, 2002 were $515,546 as compared to revenues of $617,716 for the fiscal year ended December 31, 2001, a decrease of $102,170 or 16.5%. The decrease in revenues in 2002 as compared to 2001 was attributed to the decline in business in the Shenzhen property managed by the Company. This decrease was offset by an increase in fee income from one of the Tianjin properties and the addition of a fourth management contract with another Tianjin property, which came into in effect in May 2002.

         During the fiscal years ended December 31 2002 and 2001, the Company received $296,630 and $200,171, which amounts accounted for 57.5% and 32.5% of revenues, respectively, from two properties managed by the Company that are owned by the Company's Joint Venture Partner. See Item 2, "Properties."

         Management Fees (Rentals). Management fees for the fiscal year ended December 31, 2002 were $24,645 as compared to $26,078 for the fiscal year ended December 31, 2001, a decrease of $1,433 or 5.5%. The decrease in management fees was due to a rental reduction pursuant to the most recent rental agreement signed in May 2002 relating to the Company's principal office in Hong Kong.

         Other selling, G & A expenses. Other selling, G & A expenses for the fiscal year ended December 31, 2002 were $288,095 as compared to $134,639 for the fiscal year ended December 31, 2001, an increase of $153,456 or 114%. The significant increases in Other selling, G & A expenses were due to professional fees incurred for the reverse merger transacted in 2002 and the implementation of procedures to satisfy the Company's reporting requirements pursuant to the Securities Exchange Act of 1934, and expenses incurred in relation to business development in the People's Republic of China. The Company's management anticipates that these business development activities in the People's Republic of China will continue in the near future. Therefore, the Company expects to incur a significant amount of related expenses in the forthcoming years.

         Income from Operations. Income for the fiscal year ended December 31, 2002 was $63,500 as compared to $318,117 for the fiscal year ended December 31, 2001, a decrease of $254,617 or 80%. The decline in Income from Operations reflected the decrease in revenues generated from hotel management operations and the increase in expenses as stated above.

         Other income. The Company recorded an equity in earnings of affiliate of $223,909 for the fiscal year ended December 31, 2002 as compared to $0 for the fiscal year ended December 31, 2001. The recognition of equity in earnings of affiliate was a result of an acquisition of a 35% interest in a real estate joint venture based in China in January 2002. See Item 2, "Properties."

         Income tax. The Company derives its hotel management income in the People's Republic of China and is subject to income tax in the People's Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for the fiscal year ended December 31, 2002 were $23,977 as compared to $27,712 for the year ended December 31, 2001, a decrease of $3,735 or 13.5%. The decrease in income tax provision was due to a decline in hotel management revenue for the year.

         Net Income. Net income for the fiscal year ended December 31,2002 was $264,023 as compared to $291,533 for the fiscal year ended December 31, 2001, a decrease of $27,510 or 9.4%. The drop in profitiability is due to a temporary decline in hotel management operations and is offset by the recognition of an equity in profit of affiliate.

CONSOLIDATED FINANCIAL CONDITION

         Liquidity and Capital Resources  - December 31, 2002

         Operating. For the fiscal year ended December 31, 2002, the Group's operations generated cash resources of $149,247, as compared to $195,389 for the fiscal year ended December 31, 2001, a decrease of $46,142 or 23.6%. The decline in operating cash flow generated is a result of a decline in revenue generated from hotel management operations and a substantial amount of professional fees incurred relating to the implementation of procedures to satisfy the Company's reporting requirements pursuant to the Securities Exhange Act of 1934. The Company had a working capital deficit of ($2,967,495) at December 31, 2002 as compared to a working capital surplus of $357,730 at December 31, 2001. The deficit was due to a capital commitment of $3,386,551 to an affiliate at December 31, 2002. See Item 5, "Market for Common Equity and Related Stockholder Matters," and Item 12, "Certain Relationships and Related Transactions."

         Accounts Receivable. Accounts receivable decreased by 11.6% or $23,235, to $176,455 at December 31, 2002 from $199,690. The decrease during the fiscal year ended December 31, 2002 was due to the settlement for accounts receivable occurred in the previous years.

         Accounts Payable and Accrued Expenses. Accounts payables and accrued expenses increased by 298.7% or $65,446, to $87,356 at December 31, 2002 from $21,910 at December 31, 2001. The increase in accounts payable during the fiscal year ended December 31, 2002 was due to a provision made in relation to recurring expenses and professional fees.

         Investing. During the fiscal years ended December 31, 2002 and 2001, additions to property, plant and equipment aggregated $1,371 and $7,009, respectively. Except the capital commitment to an affiliate as mentioned above, the Company has no significant capital expenditure commitments outstanding at December 31, 2002.

SUBSEQUENT EVENTS

         Subsequent to the balance sheet date in February 2003, the Company issued a Convertible Promissory Note for $3,500,000 to a significant shareholder, Magnolia Group Holdings Limited. The Note automatically converts into 7,000,000 shares of the Company's common stock on February 23, 2004 unless paid in full prior to said date. Automatic conversion of the Note is subject to an increase in the number of authorized shares of the Company's common stock and the satisfaction of certain other related conditions. See Item 5, "Market for Common Equity and Related Stockholder Matters."

RISK FACTORS

         THE TRAVEL AND RESORT INDUSTRY IN ASIA, PARTICULARLY IN CHINA AND HONG KONG, WHICH IS THE PRINCIPAL INDUSTRY IN WHICH THE COMPANY CONDUCTS ITS BUSINESS, IS CURRENTLY MATERIALLY AND ADVERSELY AFFECTED BY THE OUTBREAK OF, AND FEARS ASSOCIATED WITH, ACUTE RESPIRATORY SYNDROME (SARS).

         The Centers for Disease Control and Prevention and World Health Organization are investigating a new disease called severe acute respiratory syndrome (SARS). The disease was first reported in November 2002 among people in the Guangdong Province of the People's Republic of China, Hanoi of Vietnam, and Hong Kong. It has since spread to other countries throughout Asia and overseas. In February 2003, China's government reported 305 cases of atypical pneumonia and five deaths in the Guangdong province. Although Chinese authorities claim that the disease is now under control, many individuals, especially in Asia, are apprehensive about this new and potentially fatal disease that is not well understood. This apprehension is expected to materially and adversely impact the travel and tourism industry in Asia, which in turn might materially and adversely impact the Company's business and operations.

         THERE ARE POLITICAL, ECONOMIC AND REGULATORY RISKS ASSOCIATED WITH DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA.

         All of the Company's business is currently located in China. While China's economy has experienced significant growth in the past two decades, growth has been uneven, both across geographic and economic sectors. There can be no assurance that such growth will continue and that any slow down will not have a negative effect on the Company's business.

         The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces or economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, settling monetary policy and providing preferential treatment to particular industries or companies.

         The Company's operations in China involve certain risks and special considerations not typically associated with operations in the United States. These risks generally relate to: (i) social, economic and political uncertainty;
(ii) substantial governmental involvement in and control over the Chinese economy; (iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions and resulting changes in the Chinese economy could significantly and adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of the Company's investments in China.

         THE CHINESE GOVERNMENT'S CONTROL OF CURRENCY CONVERSION AND FUTURE MOVEMENTS IN EXCHANGE RATES MAY ADVERSELY AFFECT THE COMPANY'S OPERATIONS AND FINANCIAL RESULTS.

         The Company receives substantially all of its revenues in Renminbi, China's official currency. The Company's expenses and liabilities are denominated in Hong Kong and United States dollars. The Renminbi is currently not a freely convertible currency. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. The Company has not entered into agreements or purchased financial instruments to hedge its exchange rate risks although the Company might do so in the future. A change in currency exchange rates could increase the Company's costs relative to its revenues. Also, any restrictions on currency exchange may limit the Company's ability to utilize its revenue effectively. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. The Company can not provide any assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi. Because a significant amount of the Company's future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit the Company's ability to utilize revenue generated in Renminbi to fund its business activities and/or expenses incurred outside China.

         THE COMPANY MATERIALLY DEPENDS ON ITS JOINT VENTURE PARTNER.

         The Company currently depends on management revenues earned from hotel and resort properties owned by the Company's Joint Venture Partner. See Item 2, "Properties." During the fiscal years ended December 31, 2002 and 2001, the Company received $296,630 and $200,171, which amounts accounted for 57.5% and 32.5% of revenues, respectively, from two properties managed by the Company that are owned by the Company's Joint Venture Partner. The Company expects that property management revenues earned from the properties of the Company's Joint Venture Partner will continue to be a material portion of the Company's business for the next fiscal year until the Company can diversify its customer base. In addition, the Company materially relies on the performance of the Company's Joint Venture Partner in the Real Estate Joint Venture. If the Company's Joint Venture Partner were to decrease its utilization of the Company's property management services, or fail to adequately fulfill its obligations pursuant to the Real Estate Joint Venture, for any reason, the Company's financial condition and results of operations would be materially and adversely affected.

         THE HOTEL AND RESORT INDUSTRY, AS WELL AS THE REAL ESTATE DEVELOPMENT INDUSTRY, ARE PARTICULARLY SUSCEPTIBLE TO ANY WEAKNESSES IN THE ECONOMY AND DISRUPTION IN WORLD AFFAIRS.

         Virtually all of the Company's business, whether providing management services to hotels and resorts, or investing in real estate development, is particularly susceptible to any weaknesses in the economy and disruption in world affairs. In a down economy, individuals are less likely to spend money on visiting hotels and resorts and are less likely to purchase real estate. Similarly, in the event of any disruption in world affairs, such as national or international political tension, wars or terrorist activity, individuals are less likely to travel and stay in hotels and resorts. A down economy or disruption in world affairs for any prolonged period of time would, although indirectly, have a material and adverse affect on the Company's business and operations.

         THE COMPANY'S FUTURE SUCCESS AS A PROVIDER OF MANAGEMENT SERVICES TO HOTELS AND RESORTS DEPENDS IN PART ON THE VIABILITY OF THE FUTURE SUCCESS OF LOCAL INDEPENDENT HOTELS AND RESORTS IN CHINA.

         While world-wide hotel and resort chains utilize their own internal management services, it is the local independent hotels and resorts that will generally have a need for the management services of the Company. Therefore, to the extent that the Company plans to grow its business by seeking the business of local independent hotels and resorts, the Company's future success will depend in part on the success of local independent hotels and resorts in China. Local independent hotels and resorts continually face competition by world-wide chains and an increasing trend of regional, national and international consolidation.

         THE COMPANY HAS NOT SECURED TRADEMARK PROTECTIONS IN THE UNITED STATES, CHINA OR IN ANY OTHER COUNTRY FOR ITS HOTEL AND RESORT MANAGEMENT SERVICES.

         The Company's business plan is to develop a recognizable brand of management services for hotels and resorts throughout Asia. To date, the Company has not filed a trademark application in the United States, China or in any other country for its hotel and resort management services, and has not obtained trademark protection in the United States, China or in any other country for any of its hotel and resort management services. The Company might in the future apply for trademark protection in the United States, China and in other countries as advised by counsel. However, the process of seeking trademark protection can be expensive and time-consuming and there can be no assurance that such trademarks will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the services to which they relate. Management generally believes that the Company's success depends more on its ability to satisfy the needs of an under-served market and market its services on a price-competitive and value-added basis, than on any legal protection that trademarks might provide.

         THE COMPANY DOES NOT HAVE A PUBLIC TRADING MARKET FOR ITS SHARES OF COMMON STOCK.

         At the present time, the Company does not have a public trading market for its shares of common stock. The shares of common stock of the Company do not trade on the OTC Bulletin Board(R) ("OTCBB") or on any recognized stock exchange within or without the United States of America. The Company has plans to create a trading market for its shares of common stock in the near future through a public offering of registered shares of its common stock via a Form SB-2, with the intention of creating a sufficient float of unrestricted shares in the hands of nonaffiliates to attract a broker-dealer to be a market maker for the shares so that the shares can begin publicly trading on the OTCBB. The Company can not guarantee that it will successfully register its shares of common stock or that it will find a market maker for its shares and publicly trade on the OTCBB.

         AFFILIATES OF THE COMPANY HAVE A HIGH DEGREE OF CONTROL OVER THE
COMPANY.

         Of the 5,950,000 shares of the issuer's voting common stock that were outstanding as of December 31, 2002, only 684,000 shares are held by non-affiliates. In addition, during February 2003, in order to fund a joint venture commitment, the Company issued a $3,500,000 (U.S.), 2% Convertible Promissory Note (the "Note") to Magnolia Group Holdings Limited ("Magnolia"). The Note automatically converts into 7,000,000 shares of the Company's common stock on February 23, 2004 unless paid in full prior to said date. Automatic conversion of the Note is subject to an increase in the number of authorized shares of the Company's common stock and the satisfaction of certain other related conditions. Upon conversion of the Note and including the 1,710,000 shares of the Company's common stock owned by Magnolia as of December 31, 2002, Magnolia will be the owner of 8,710,000 shares of the Company's common stock, or 67.2% of the Company, and the stock ownership percentages of the other shareholders of the Company will be diluted. See Item 5, "Market for Common Equity and Related Stockholder Matters," Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 12, "Certain Relationships and Related Transactions." As a result, affiliates of the Company, most notably Magnolia, will generally be able to determine the outcome of the Company's corporate transactions or other matters submitted for shareholder approval.

         THE COMPANY WILL NEED ADDITIONAL CAPITAL TO CONTINUE ITS BUSINESS.

         During January 2003, the Company issued a $3.5 million (U.S.) Convertible Promissory Note to its major shareholder, Magnolia Group Holdings Limited, a corporation registered in the British Virgin Islands, in order to fund its real estate joint venture commitment in China with Tianjin Teda International Hotel Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China. See Item 2, "Properties," and Item 5, "Market for Common Equity and Related Stockholder Matters." On March 3, 2003, the Company received a partial payment in the amount of $1.2 million (U.S.) on the Note. The Company will require additional and substantial working capital in the foreseeable future in order to fund its real estate joint venture commitment and business in general. The Company might potentially issue additional shares of its common stock as partial consideration for future acquisitions. If the Company needs to raise additional funds through the issuance of equity, equity-related or debt securities, the rights of existing shareholders of the Company might be subordinate to other future investors and the stock ownership percentages of shareholders of the Company might be diluted. If the common stock of the Company does not maintain a sufficient valuation or potential acquisition candidates are unwilling to accept common stock of the Company as part of the consideration for the sale of their businesses, the Company might be required to use cash or bank financing, if available, in order to complete acquisitions. If the Company does not have sufficient cash resources or borrowing availability, the Company's growth could be limited unless the Company is able to obtain additional capital through future equity or debt financing. Using cash to complete acquisitions and finance internal growth could substantially limit the Company's financial flexibility. Using debt could result in financial covenants that limit the Company's operations and financial flexibility. The Company might be unable to obtain additional financing if and when needed on acceptable terms. As a result, the Company might be unable to pursue its acquisition strategy successfully.

         THE COMPANY MAY FAIL TO RETAIN KEY PERSONNEL. The Company's success is uniquely dependent upon the services of its Chairwoman of the Board, Chang Zhi Ying, and its Chief Executive Officer, Godfrey Hui Chin Tong, both of whom were instrumental in founding the present Company and each of whom contribute invaluable management expertise. If the Company fails to retain the services of either Ms. Chang or Mr. Hui Chin Tong, the Company's business will be materially and adversely affected. The Company does not have long-term employment agreements with any of its key personnel and maintains no "key person" life insurance policies.

         THE COMPANY HAS A VERY LIMITED HISTORY OF PROFITABLE OPERATIONS.

         The Company is in its initial stages of operation, and has a very limited operating history upon which an evaluation of the Company's performance and prospects can be made. The Company reported a net income of $264,023 for the fiscal year ended December 31, 2002, as compared to a net income of $291,533, a decrease of 9.4%, for the fiscal year ended December 31, 2001. See Management's Discussion and Analysis or Plan of Operation within this Item 6. The Company can not guarantee future growth, that it will continue to be profitable or that it will maintain sufficient revenues for profitability. The Company can not guarantee that it will sustain or increase profitability on a quarterly or annual basis in the future.

         THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

         The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The future payment of dividends is directly dependent upon the Company's future earnings, capital requirements, financial requirements and other factors to be determined by the Company's Board of Directors. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from the Company's operations will be used to finance the Company's growth.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              --------------------------------------------

         The financial statements are attached at the end of this document.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              ---------------------

         None.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
              ----------------------------------------------

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

                     Name                               Age                              Position
------------------------------------------------      --------       -------------------------------------------------
Chang Zhi Ying                                          49           Chairwoman of the Board

Godfrey Hui Chin Tong                                   43           Director and Chief Executive Officer

Peter Mak                                               41           Director and Chief Financial Officer

         DIRECTORS AND OFFICERS

         Chang Zhi Ying has been the Chairwoman of the Board of the Company since April 2002. Ms. Chang, along with the Chief Executive Officer of the Company, Godfrey Hui Chin Tong, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"), where she has been responsible for day-to-day management and business development since 1998. The Company's Joint Venture Partner owns 65% of a real estate joint venture with the Company by the name of Tianjin Yide Real Estate Company Limited, a People's Republic of China corporation (the "Real Estate Joint Venture"). See Item 2, "Properties," and Item 12, "Certain Relationships and Related Transactions." In addition, the Company's Joint Venture Partner is the beneficial owner of 20.12% of the Company's outstanding common stock. See Item 11, "Security Ownership of Certain Beneficial Owners and Management." Ms. Chang also serves as a member of the Board of Directors of the Real Estate Joint Venture. In addition, Ms. Chang currently serves as counselor for both the Tourism Association of China and the Tourism Association of Tianjin, China. Ms. Chang has a background in engineering and utilized that background on behalf of the Tianjin Economic and Technological Development Area ("TEDA"). See Item 1, "Business." Beginning in 1986, Ms. Chang was responsible for all utility plants and supplies in TEDA until 1993, when she transferred to head the hotel division of TEDA. Ms. Chang holds a Masters Degree in Business Administration from the State University of Singapore.

         Godfrey Hui Chin Tong has been a Director and the Chief Executive Officer of the Company since April 2002. Prior to this time, beginning in March 2000, Mr. Hui Chin Tong worked to establish Teda Hotels Management Limited, a Hong Kong corporation which is now one of the two wholly-owned operating subsidiaries of the Company. See Item 1, "Business." Mr. Hui Chin Tong, along with the Chairwoman of the Company, Chang Zhi Ying, also serves as a member of the Board of Directors of the Real Estate Joint Venture. See Item 2, "Properties." Mr. Hui Chin Tong began his career in the hotel industry in 1985 and has worked for several international and regional hotel groups, becoming one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui Chin Tong was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities, including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, Group Financial Controller and Executive Director of the Hopewell Hospitality Company Limited. From June 1993 through November 1998, Mr. Hui Chin Tong was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui Chin Tong holds a Bachelors Degree in Business Management and a Masters Degree in Finance and Investment.

         Peter Mak has been a Director and Chief Financial Officer of the Company since December 2002. Mr. Mak is also the Managing Director of venFUND Investment Management Limited, a Shenzhen corporation of the People's Republic of China that provides investment advisory services, including private equity investments and mergers and acquisitions, which he joined in late 2001. From May 1985 through August 2001, Mr. Mak was the Managing Partner of the Southern China Practice of Arthur Andersen, where he supervised two offices with a professional staff of 300 individuals, covering various disciplines such as audit, tax, corporate finance, business consulting, risk consulting and human capital. In addition to serving as a Director and Chief Financial Officer of the Company, Mr. Mak serves as a Director on the Board of the following Chinese companies:
Great Wall Fund Management Company Limited, a private fund management company in China currently managing $1.2 billion (U.S.) in funds; Chengdu Union Friend Network Limited, a publicly traded company in the People's Republic of China that engages in building and operating broadband network and video-on-demand services in China; and Shenzhen Victor Onward Textile Limited, a publicly traded company in the People's Republic of China that engages in textile printing and dyeing in China.

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by directors, officers and 10% shareholders of each company, if any of those reports are not filed timely. To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, (a) each of the Company's directors, officers or 10% shareholders have failed to file a Form 3, Initial Statement of Beneficial Ownership of Securities, on a timely basis and (b) Magnolia Group Holdings Limited, a corporation registered in the British Virgin Islands and the owner of 1,710,000 shares of the Company's common stock or 28.74% of the Company ("Magnolia"), has failed to file a Form 4, Statement of Changes of Beneficial Ownership of Securities, on a timely basis. See Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 5, "Market for Common Equity and Related Stockholder Matters." The Company is currently assisting its directors, officers and 10% shareholders to become current in their respective required Section 16 filings.

ITEM 10.      EXECUTIVE COMPENSATION.
              -----------------------

         The following table summarizes all compensation paid by the Company in each of the last three fiscal years to the Company's chief executive officer. None of the Company's other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in any of the last three fiscal years.

                                                                                                         Long Term
                                                     Annual Compensation (all in $ U.S.)                Compensation
     Name and                                 -----------------------------------------------------    ----------------
     Principal Position           Year                Salary          Bonus              Other             Pension
     ---------------------------- --------    ---------------    ----------------    --------------    ----------------
     Godfrey Hui Chin Tong,       2002                 76,923          6,410          11,538(1)           1,667(2)
     Chief Executive Officer      2001                 76,923          6,410               0              1,667(2)
                                  2000                 19,230          6,410               0                128(2)

(1) This amount was paid by the Company in February 2003 as a tax allowance for personal taxes paid by Mr. Hui Chin Tong for the tax year 2002.

(2) This amount was contributed by the Company into a monetary pension fund for the benefit of Mr. Hui Chin Tong.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

         The following table sets forth, as of the close of business on December 31, 2002, (a) the name of, and the number of shares beneficially owned by, each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, and (b) the number of shares of Common Stock owned by each executive officer and director and all executive officers and directors as a group, together with their respective percentage holdings of such shares:

                    NAME AND                                                           PERCENT OF
                   ADDRESS OF                            AMOUNT OF BENEFICIAL             CLASS
               BENEFICIAL OWNER(1)                        OWNERSHIP OF STOCK           OUTSTANDING
--------------------------------------------------     -------------------------    ------------------
Chang Zhi Ying                                                    0(2)                 0.00%(2)

Godfrey Hui Chin Tong                                      2,223,000(3)               37.36%(3)

Peter Mak                                                          0                   0.00%

All Officers and Directors
as a Group (three persons)                                2,223,000(2)(3)             37.36%(2)(3)

Magnolia Group Holdings Limited(4)                        1,710,000(3)                28.74%(3)

Teda Hotel Management Pte Limited(2)                      1,197,000(2)                20.12%(2)

Takeda Developments Limited(5)                            1,020,000                   17.14%

New Nature Development Limited(6)                           513,000(3)                 8.62%(3)

Robert Kirk(7)                                              350,000(8)                 5.88%(8)

Shelley Goldstein(9)                                        476,000                    8.00%

(1) The address of the directors and officers of the Company listed above, as well as the address for shareholder Teda Hotel Management Pte Limited, is Suite 1801, Chinachem Johnston Plaza, 178 Johnston Road, Wanchai, Hong Kong.

(2) Chang Zhi Ying, the Chairwoman of the Board of the Company, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"). See Item 2, "Properties," Item 9 "Directors and Executive Officers" and Item 12, "Certain Relationships and Related Transactions." The Company's Joint Venture Partner owns 100% of a holding company, Teda Hotel Management Pte Limited, a Singapore corporation (the "Company's Joint Venture Partner Holding Company"), which in turn is the record owner of 1,197,000 shares of the Company's common stock, or 20.12% of the Company. The Company's Joint Venture Partner Holding Company disclaims any beneficial interest in the

         1,197,000 shares owned of record by it and holds the shares beneficially for the Company's Joint Venture Partner. Ms. Chang, as the Group General Manager of the Company's Joint Venture Partner, might be deemed to control the Company's Joint Venture Partner and the 1,197,000 shares, or 20.12% of the Company, beneficially owned by the Company's Joint Venture Partner.

(3) Godfrey Hui Chin Tong, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of his personal holding company, New Nature Development Limited ("New Nature"), which in turn is the record owner of 513,000 shares of the Company's common stock, or 8.62% of the Company.

         Mr. Hui Chin Tong also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited ("Magnolia"). Magnolia owns 1,710,000 shares of the Company's common stock, or 28.74% of the Company, as a result of the reverse merger of the Company with Teda Hotels Management Company Limited in July 2002. See Item 1, "Business." In addition, Magnolia is the holder of a $3,500,000 (U.S.), 2% Convertible Promissory Note (the "Note") issued by the Company. The Note automatically converts into 7,000,000 shares of the Company's common stock on February 23, 2004, subject to the satisfaction of certain conditions and possibly within 60 days from the date hereof. See Item 5, "Market for Common Equity and Related Stockholder Matters." Upon conversion of the Note and including the 1,710,000 shares of the Company's common stock owned by Magnolia as of December 31, 2002, Magnolia will be the owner of 8,710,000 shares of the Company's common stock, or 67.2% of the Company. Because Mr. Hui Chin Tong is a director of Magnolia, he might be deemed to have or share investment control over Magnolia's portfolio.

(4) The address of Magnolia Group Holdings Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

(5) The address of Takeda Developments Limited is 12th Floor Ruttonjee HS, 11 Duddell Street, Hong Kong.

(6) The address of New Nature Development Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

(7) The address of Robert Kirk is 2255 West Glades Road, #112E, Boca Raton, Florida 33433.

(8) This figure excludes options to acquire 250,000 shares, which options are not exercisable within 60 days from the date hereof.

(9) The address of Shelley Goldstein is 22154 Martella Avenue, Boca Raton, Florida 33433.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

         In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited, a People's Republic of China corporation (the "Real Estate Joint Venture"). The Company's joint venture partner is Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China (the "Company's Joint Venture Partner"), which joint venture partner is the beneficial owner of 20.12% of the Company. See Item 2, "Properties," and Item 11, "Security Ownership of

Certain Beneficial Owners and Management." The Company's share of earnings for 2002 from the Real Estate Joint Venture was $223,909 (U.S.). At December 31, 2002, the Company recorded a due to the Company's Joint Venture Partner of $3,386,551 (U.S.) in connection with the Real Estate Joint Venture capital contribution. The Company made payments of $1,200,000 (U.S.) in March 2003 on the amount due to the Company's Joint Venture Partner.

         During the fiscal years ended December 31, 2002 and 2001, the Company paid $74,487 (U.S.) and $48,718 (U.S.), respectively, to each of New Nature Development Limited ("New Nature") and MacKreth & Partners Limited ("MacKreth") for hotel management consulting services. Godfrey Hui Chin Tong, a Director and the Chief Executive Officer of the Company, is the controlling shareholder of New Nature. David Cheung, a former Director and the former Chief Financial Officer of the Company, is the controlling shareholder of MacKreth.

         Godfrey Hui Chin Tong, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of New Nature Development Limited ("New Nature"). New Nature owns 513,000 shares of the Company's common stock, or 8.62% of the Company, as a result of the reverse merger of the Company with Teda BVI in July 2002. See Item 1, "Business," and
Item 11, "Security Ownership of Certain Beneficial Owners and Management." Mr. Hui Chin Tong also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited ("Magnolia"). Magnolia owns 1,710,000 shares of the Company's common stock, or 28.74% of the Company, as a result of the reverse merger of the Company with Teda Hotels Management Company Limited in July 2002. See Item 1, "Business," and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Takeda Developments Limited, a Hong Kong corporation ("Takeda"), acted as a promoter for the reverse merger between the Company and Teda BVI. See Item 1, "Business." As compensation for said services, the Company authorized the issuance of 1,020,000 shares of its common stock to Takeda on July 19, 2002.

                                     PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
              -----------------------------------------------------------------

         (a)      Exhibits and Financial Statements and Schedules

                  (1)      Financial Statements and Schedules: See Attached.

                  (2)      Exhibits: See Exhibit Index.

         (b)      Reports on Form 8-K

                  (i) The Company reported a change in its certifying accountant on a Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on November 7, 2002. On December 6, 2002, the Company filed an amendment to its Form 8-K with the SEC.

                  (ii) The Company reported a change in the certifying accountant of its wholly-owned operating subsidiary in Hong Kong, Teda Hotels Management Company Limited, on a Form 8-K filed with the SEC on December 11, 2002. On December 31, 2002, the Company filed its Amendment No. 1 to Form 8-K with the SEC. On April 4,

                           2003, the Company filed its Amendment No. 2 to Form 8-K with the SEC, attaching a letter written to the SEC by its former accountant which stated that it agreed with the statements made by the Company in its Amendment No. 2 to Form 8-K.

ITEM 14.      CONTROLS AND PROCEDURES.
              ------------------------

         The Company's senior management team, led by Chief Executive Officer Godfrey Hui Chin Tong and Chief Financial Officer Peter Mak, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that said disclosure controls and procedures are adequate. There have not been any significant changes in the Company's internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, since the date of management's evaluation.

                                  EXHIBIT INDEX


EExhibit No.                         Description
-----------                         -----------

2.1 Stock Purchase Agreement and Share Exchange dated as of May 1, 2002, by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (1)

2.2 Amendment to Stock Purchase Agreement and Share Exchange dated as of August 15, 2002 by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (2)

3.1      Articles of Incorporation (3)

3.2      Amendment to Articles of Incorporation filed July 19, 2002*

3.3      Bylaws (3)

4.1      Specimen Certificate of Common Stock (3)

21.1     Subsidiaries of the Registrant*

99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
         1350*

99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350*

*        Filed herewith.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 1, 2002.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 15, 2002.

(3) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed January 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TEDA TRAVEL INCORPORATED

Date: April 15, 2003                             By: /s/ Godfrey Hui Chin Tong
                                                     ---------------------------
                                                     Godfrey Hui Chin Tong, CEO



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                              TITLE                                 DATE
     ---------                              -----                                 ----


  /s/ Chang Zhi Ying                        Chairwoman of the Board               April 15, 2003
------------------------------
Chang Zhi Ying


  /s/ Godfrey Hui Chin Tong                 Director and                          April 15, 2003
------------------------------              Chief Executive Officer
Godfrey Hui Chin Tong

  /s/ Peter Mak                             Director and                          April 15, 2003
------------------------------              Chief Financial Officer
Peter Mak

                                 CERTIFICATIONS

I, GODFREY HUI CHIN TONG, CERTIFY THAT:

1. I have reviewed this annual report on Form 10-KSB of Teda Travel
Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   April 15, 2003

                                /s/ Godfrey Hui Chin Tong
                                ----------------------------------------------
                                Godfrey Hui Chin Tong, Chief Executive Officer

I, PETER MAK, CERTIFY THAT:

1. I have reviewed this annual report on Form 10-KSB of Teda Travel
Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   April 15, 2003

                                           /s/ Peter Mak
                                           ----------------------------------
                                           Peter Mak, Chief Financial Officer

                            TEDA TRAVEL INCORPORATED
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


                                    CONTENTS
                                    --------


PAGES            F-2 - F-3    INDEPENDENT AUDITORS' REPORTS

PAGE               F-4        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE               F-5        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                              YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE               F-6        CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE               F-7        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                              YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGES            F-8 - F-17   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                              DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  Teda Travel Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Teda Travel Incorporated and subsidiaries as of December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teda Travel Incorporated and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 14, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors of Teda Hotels Management Company Limited, and its subsidiary
  Teda Hotels Management Limited
  (incorporated in the British Virgin Islands with limited liability)

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for Teda Hotels Management Company Limited and its subsidiary Teda Hotels Management Limited (the "Group") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of the Group for the year ended December 31, 2001, and the consolidated results of their operations and their cash flows for the year in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland
Chartered Accountants
Certified Public Accountants
Hong Kong, June 20, 2002

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                -----------------


                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                                                            $  323,283
 Accounts receivable, net                                                           176,455
 Prepaid expenses and other current assets                                            2,889
 Due from director                                                                    6,659
                                                                                 ----------
     Total Current Assets                                                           509,286
                                                                                 ----------

PROPERTY AND EQUIPMENT - NET                                                          3,506

INVESTMENT IN AFFILIATE                                                           3,610,460
                                                                                 ----------

TOTAL ASSETS                                                                     $4,123,252
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                           $   87,356
 Due to related parties                                                           3,389,425
                                                                                 ----------

TOTAL LIABILITIES                                                                 3,476,781
                                                                                 ----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 shares
   issued and outstanding                                                             5,950
 Additional paid-in capital                                                          14,195
 Retained earnings                                                                  626,326
                                                                                 ----------
     Total Stockholders' Equity                                                     646,471
                                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $4,123,252
                                                                                 ==========

          See accompanying notes to consolidated financial statements.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                            2002          2001
                                                          --------      --------

REVENUE, NET                                              $515,546      $617,716
                                                          --------      --------

EXPENSES
 Management fees                                            24,645        26,078
 Payroll                                                   139,306       138,882
 Other selling, general and administrative                 288,095       134,639
                                                          --------      --------
       Total Expenses                                      452,046       299,599
                                                          --------      --------

INCOME FROM OPERATIONS                                      63,500       318,117
                                                          --------      --------
OTHER INCOME
 Equity in earnings of affiliate                           223,909            --
 Other income                                                  591         1,128
                                                          --------      --------

       Total Other Income                                  224,500         1,128
                                                          --------      --------

INCOME BEFORE INCOME TAXES                                 288,000       319,245

 Income taxes                                               23,977        27,712
                                                          --------      --------

NET INCOME                                                $264,023      $291,533
                                                          ========      ========

NET INCOME PER COMMON SHARE - BASIC                       $   0.05      $   0.06
                                                          ========      ========

NET INCOME PER COMMON SHARE - DILUTED                     $   0.04      $   0.06
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                    Additional
                                                Common Stock         Paid-In     Retained
                                              Shares      Amount     Capital     Earnings      Total
                                            ---------   ---------   ---------    ---------   ---------

Balance, December 31, 2000                  5,000,000   $   5,000   $  (4,900)   $  70,770   $  70,870

Net income, 2001                                   --          --          --      291,533     291,533
                                            ---------   ---------   ---------    ---------   ---------

Balance, December 31, 2001                  5,000,000       5,000      (4,900)     362,303     362,403

Stock issued in recapitalization of Gaige
  Financial Group                             700,000         700        (655)          --          45

Stock issued for services                     250,000         250      19,750           --      20,000

Stock options issued for services                  --          --          --           --          --

Net income, 2002                                   --          --          --      264,023     264,023
                                            ---------   ---------   ---------    ---------   ---------

BALANCE, DECEMBER 31, 2002                  5,950,000   $   5,950   $  14,195    $ 626,326   $ 646,471
                                            =========   =========   =========    =========   =========

          See accompanying notes to consolidated financial statements.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                  2002         2001
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $ 264,023    $ 291,533
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                    2,538        2,336
  Stock issued for services                                       20,000           --
  Earnings in affiliate                                         (223,909)          --
  (Increase) decrease in:
    Prepaid expenses                                              (2,086)        (803)
    Accounts receivable                                           23,235     (113,150)
  Increase (decrease) in:
    Accounts payable and accrued expenses                         65,446       15,473
                                                               ---------    ---------
       Net Cash Provided By Operating Activities                 149,247      195,389
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                               (1,371)      (7,009)
 Due from directors                                                  128       (6,787)
 Due from stockholders                                            (2,129)     (20,239)
                                                               ---------    ---------
       Net Cash Used In Investing Activities                      (3,372)     (34,035)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                               45           --
                                                               ---------    ---------
       Net Cash Provided By Financing Activities                      45           --
                                                               ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                            145,920      161,354

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    177,363       16,009
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $ 323,283    $ 177,363
                                                               =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

NON CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

During 2002, the Company recorded an investment in affiliate and due to related party of $3,389,425.

          See accompanying notes to consolidated financial statements.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

       (A) NATURE OF OPERATIONS AND ORGANIZATION
       -----------------------------------------

       On July 12, 2002, Teda Travel, Inc., a Florida corporation, (the "Company" or "acquirer") formerly known as Gaige Financial Group, Inc. ("Gaige") acquired 100% of Teda Hotels Management Company Limited and Teda Hotels Management Limited ("THM" or "acquiree") for 5,000,000 shares of Gaige common stock.

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

       The Company provides management services for hotels and resorts located in Asia and invests in real estate through its joint venture (See Note
       4).

       (B) BASIS OF PRESENTATION
       -------------------------

       The accompanying consolidated financial statements for 2002 include the accounts of Teda Travel Incorporated and its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited. The Company accounts for its 35% investment in a joint venture on the equity method (See Note 4).

       The accompanying consolidated financial statements for 2001 include the accounts of Teda Hotels Management Company Limited and Teda Hotels Management Limited.

       All significant inter-company transactions and balances have been eliminated in consolidation (See Note 1(A)).

       (C) USE OF ESTIMATES
       --------------------

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

       (D) PROPERTY AND EQUIPMENT
       --------------------------

       Property and equipment are stated at cost and depreciated using the straight-line method over an estimated economic useful life of 3 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

       (E) REVENUE RECOGNITION
       -----------------------

       The Company recognizes hotel and resort management service fees in the period when services are rendered and earned.

       (F) EARNINGS PER COMMON SHARE
       -----------------------------

       Basic earnings per common share is computed by dividing the net income applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

       The following is the calculation of basic and diluted earnings per share for the years ended December 31, 2002 and 2001:

                                                                For the Year Ended
                                                                   December 31,
                                                                2002          2001
                                                             ----------   ----------
       BASIC:
       Income applicable to common stockholders              $  264,023   $  291,533
                                                             ==========   ==========

       Weighted average shares outstanding during the year    5,646,712    5,000,000
                                                             ==========   ==========

       Basic earnings per share                              $     0.05   $     0.06
                                                             ==========   ==========

       DILUTED:
       Income applicable to common stockholders              $  264,023   $  291,533
                                                             ==========   ==========

       Weighted average shares outstanding during the year    5,646,712    5,000,000

       EFFECT OF DILUTIVE SECURITIES:
        Stock options                                           248,050           --
                                                             ----------   ----------

       Diluted weighted average shares outstanding            5,894,762    5,000,000
                                                             ==========   ==========

       Diluted earnings per share                            $     0.04   $     0.06
                                                             ==========   ==========

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

       (G) FOREIGN CURRENCIES
       ----------------------

       The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into U.S. dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the shareholders' equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of December 31, 2002 and 2001.

       (H) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

       The carrying amounts of the Company's financial instruments, including accounts receivable and payable approximate fair value due to the relatively short period to maturity for these instruments.

       (I) STOCK BASED COMPENSATION
       ----------------------------

       The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123.

       (J) INCOME TAXES
       ----------------

       Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

       (K) LONG-LIVED ASSETS
       ---------------------

       In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

       (L) RECLASSIFICATION
       --------------------

       Certain amounts from prior periods have been reclassified to conform to the current year presentation.

       (M) CONCENTRATION OF CREDIT RISK
       --------------------------------

       The Company maintains its cash in foreign bank deposit accounts, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash.

       (N) BUSINESS SEGMENTS
       ---------------------

       The Company's operating segments are organized internally primarily by the type of services performed. The Company's two operating segments include property management and real estate investments.

       (O) RECENT ACCOUNTING PRONOUNCEMENTS
       ------------------------------------

       Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

       In October 2002, the FASB issued Statement No. 147 ("SFAS 147"), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. These provisions of the statement will be effective for acquisitions on or after October 1, 2002.

       In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

       The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

NOTE 2 ACCOUNTS RECEIVABLE
------ -------------------
       Accounts receivable were as follows at December 31, 2002:

       Accounts receivable                                       $176,455
       Allowance for doubtful accounts                                 --
                                                                 --------

                                                                 $176,455
                                                                 ========

       The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk associated with each customer. As of December 31, 2002, the Company feels that all accounts receivable balances are collectable and no provision has been made for uncollectable accounts.

NOTE 3 PROPERTY AND EQUIPMENT
------ ----------------------

       Property and equipment as of December 31, 2002 consisted of the following:

       Computer equipment                                          $8,380

       Less: accumulated depreciation                               4,874
                                                                   ------

       Property and equipment - net                                $3,506
                                                                   ======

       Depreciation expense for the years ended December 31, 2002 and 2001 was $2,538 and $2,336, respectively.

NOTE 4 INVESTMENT IN AFFILIATE
------ -----------------------

       On January 6, 2002, the Company acquired a 35% interest in a real estate joint venture located in China. The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse. The joint venture was formed with a maximum life of 50 years. The joint venture partner is also a 20% stockholder of the Company.

       The Company's 35% interest in the joint venture is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since acquisition. The Company's share of the earnings for 2002 was $223,909.

       At December 31, 2002, the Company recorded a due to affiliate of $3,386,551 in connection with the joint venture capital contribution. The Company made payments of $1,200,000 in March 2003 on the amount due to the affiliate (See Note 12).

       A summary of the audited financial statements of the affiliate as of December 31, 2002 is as follows:

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

       Current assets                                                $10,379,641
       Non-current assets                                             26,904,049
                                                                     -----------
           Total Assets                                               37,283,690
                                                                     ===========

       Current liabilities                                            25,191,768
       Non-current liabilities                                         4,837,930
       Stockholders' equity                                            7,253,992
                                                                     -----------
           Total Liabilities and Stockholders' Equity                $37,283,690
                                                                     ===========

       Revenues                                                      $22,469,595
                                                                     -----------

       Operating Income                                                1,052,595
                                                                     -----------

       Net Income                                                        964,681
                                                                     -----------

       The Company's share of the earnings for 2001 after accounting for differences between Hong Kong GAAP and US GAAP:

       Company share at 35%                                              337,638
       Less: US GAAP adjustment for depreciation                         113,729
                                                                     -----------

       Equity in earnings of affiliate                               $   223,909
                                                                     ===========

NOTE 5 DUE TO RELATED PARTIES
------ ----------------------

       Due to related parties at December 31, 2002 consist of the following:

       Due to affiliate (See Note 4)                           $3,386,551
       Due to company owned by a stockholder and director           2,874
                                                               ----------

                                                               $3,389,425
                                                               ==========

NOTE 6 RELATED PARTY TRANSACTIONS
------ --------------------------

       During the years ended December 31, 2002 and 2001, the Company received management revenue of $296,630 and $200,171, respectively from two properties it manages that are owned by shareholders.

       During the years ended December 31, 2002 and 2001, the Company paid $74,487 and $48,718, respectively to two directors for consulting and professional services.

       The Company paid rent of $20,675 for office space leased from a director and stockholder.

       See Notes 4 and 5 for related party transactions with an affiliate.

NOTE 7 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

       (E) OPERATING LEASE AGREEMENTS
       ------------------------------

       The Company leases corporate office space and office equipment under operating leases. The leases expire at various dates through March 2004. Future minimum lease payments for the operating leases are as follows:

                    Year                                          Amount
                    ----                                          ------
                    2003                                          $26,115
                    2004                                            3,905
                                                                  -------

                                                                  $30,020
                                                                  =======

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

        Rent expense under operating leases for the years ended December 31, 2002 and 2001 aggregated $24,115 and $19,115, respectively.

NOTE 8  EQUITY
------  ------

        (A) STOCK ISSUED FOR SERVICES
        -----------------------------

        During the year ended December 31, 2002, the Company issued 250,000 common shares for services valued at $20,000 based upon the book value of the Company at the date of grant.

        (B) COMMON STOCK OPTIONS
        ------------------------

        During the year ended December 31, 2002, the Company issued 250,000 common stock options at an exercise price of $.001 per share. The exercise price is adjustable based upon the future opening trading value of the Company's common stock. The fair market value was determined based on the Black-Scholes option pricing model using the following assumptions: no annual dividend, volatility of 10%, risk-free interest rate of 6.25% and a term of one year. The fair value of the options was minimal and no expense has been recorded in the financial statements.

NOTE 9  CONCENTRATIONS OF CREDIT RISK
------  -----------------------------

        The Company receives 100% of its revenues from four hotels that it provides management services for located in Asia.

NOTE 10 BUSINESS SEGMENTS
------- -----------------

        The Company has two operating segments. Each segment operates exclusively in Asia. The Company's Property Management segment provides management services to hotels and resorts in Asia. The Real Estate Investment segment invests in real estate development projects. The accounting policies of the segments are the same as described in the summary of significant accounting policies. There are no inter-segment sales.

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

                                      Property    Real Estate
        2002                         Management   Investments     Total
                                     ----------   -----------   ---------

        Revenue                     $  515,546   $       --   $  515,546

        Income from operations          40,114      223,909      264,023

        Depreciation                     2,538           --        2,538

        Assets                         512,792    3,610,460    4,123,252

        Capital Expenditures             1,371           --        1,371

        2001

        Revenue                     $  617,716           --      617,716

        Income from operations         291,533           --      291,533

        Depreciation                     2,336           --        2,336

        Assets                         389,316           --      389,316

        Capital Expenditures             7,009           --        7,009

NOTE 11 INCOME TAXES
------- ------------

        Income tax expense for the years ended December 31, 2002 and 2001 consist of:

                                        Current     Deferred      Total
                                        -------      -------      -------
        2002
        United States                  $    --      $    --      $    --
        Foreign                         23,977           --       23,977
                                       -------      -------      -------

                                       $23,977      $    --      $23,977
                                       =======      =======      =======

        2001
        United States                  $    --      $    --      $    --
        Foreign                         27,712           --       27,712
                                       -------      -------      -------

                                       $27,712      $    --      $27,712
                                       =======      =======      =======

       Income tax expense for the years ended December 31, 2002 and 2001 differed from amounts computed by applying the statutory U. S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

                    TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------

                                                     2002         2001
                                                 ---------    ---------

        Expected income tax expense              $  97,920    $ 108,543

        Valuation allowance increase                (6,815)          --

        Tax effect on foreign income
        which is not subject to the
        United States statutory rate               (67,128)     (80,831)
                                                 ---------    ---------
       Income tax expense                        $  23,977    $  27,712
                                                 =========    =========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 include the following:

                                                                2002
                                                              ---------
       Deferred tax assets:
        Net operating loss carryforward                       $   6,815
                                                              ---------
           Total Deferred Tax Assets                              6,815
         Less valuation allowance                                 6,815
                                                              ---------
           Net Deferred Tax Asset                             $      --
                                                              =========

       At December 31, 2002, the Company had approximately $646,371 of undistributed earnings of the Company's foreign subsidiaries. These earnings are considered to be indefinitely invested, and accordingly, no United States income tax has been provided for on these earnings. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $20,000 for United States income tax purposes, available to offset future United States taxable income expiring on various dates beginning in 2021. The valuation allowance at January 1, 2002 was $0. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $6,815.

NOTE 12 SUBSEQUENT EVENTS
------- -----------------

        (A) CONVERTIBLE PROMISSORY NOTE
        -------------------------------

        During February 2003, the Company issued a $3.5 million, 2% Convertible Promissory Note to its major shareholder in order to fund its joint venture commitment. The outstanding balance of the note and accrued interest automatically convert into 7,000,000 shares of common stock on February 23, 2004 unless paid in full prior to the maturity date. The Company determined that there was no beneficial conversion amount associated with the note based on the fair value of the Company's common stock on the date of grant. On March 3, 2003, the Company received a partial payment in the amount of $1.2 million on the convertible Promissory note (See Note 4).