Form 10QSB
period 2003-03-31
TEDA TRAVEL INC
filed 2003-05-20
CIK 1103829

Index

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-29077

TEDA TRAVEL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Florida	65-0963971
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 1801, Chinachem Johnston Plaza, 178 Johnston Road, Wanchai, Hong Kong

(Address of principal executive offices)

Registrant’s Telephone Number, Including International Code and Area Code:

(011) (852) 2833-2186

 (Former name, former address and former fiscal year, if changed since last report)

As of May 20, 2003, the Issuer had outstanding 5,950,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [X]

Index

TEDA TRAVEL INCORPORATED

Index

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$ 252,950
Accounts receivable, net	168,401
Prepaid expenses and other current assets	36,936
Due from a director	6,659 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total Current Assets	464,946 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
PROPERTY AND EQUIPMENT – NET	4,958

INVESTMENT IN AFFILIATE	3,306,654 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

TOTAL ASSETS	$ 3,776,558 ———————————
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 63,447
Due to related parties	2,195,726
Convertible note payable - stockholder	1,192,308 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
TOTAL LIABILITIES	3,451,481 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 issued and outstanding	5,950
Additional paid-in capital	14,195
Retained earnings	304,932 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total Stockholders’ Equity	325,077 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,776,558 ———————————

See accompanying notes to condensed consolidated financial statements.

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2003 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	For the Three Months Ended March 31, 2002 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

REVENUE, NET	$ 93,594 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	$ 112,519 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

EXPENSES
Management fees	8,181	3,491
Payroll	48,323	34,107
Other selling, general and administrative	52,253 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	32,758 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total Expenses	108,757 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	70,356 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(LOSS) INCOME FROM OPERATIONS	(15,163)	42,163

OTHER (EXPENSE) INCOME
Interest income	2,466	79
Equity in loss of affiliate	(303,806) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total Other (Expense) Income	(301,340) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	79 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(LOSS) INCOME BEFORE TAXES	(316,503)	42,242

Income taxes	4,891 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	4,648 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

NET (LOSS) INCOME	$ (321,394) ———————————	$ 37,594 ———————————

Net (loss) income per common share - basic and diluted	$ (0.05) ———————————	$ 0.01 ———————————

Weighted average number of common shares outstanding – basic and diluted	5,950,000 ———————————	5,000,000 ———————————

See accompanying notes to condensed consolidated financial statements.

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2003 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	For the Three Months Ended March 31, 2002 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (321,394)	$ 37,594
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	894	584
Loss in affiliate	303,806	—
Increase (decrease) in:
Accounts receivable	8,054	101,001
Prepaid expenses	(34,047)	(2,726)
Decrease in:
Accounts payable and accrued expenses	(23,909) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	(6,245) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net Cash (Used In) Provided By Operating Activities	(66,596) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	130,208 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,346)	—
Investment in affiliate	(1,192,308)	—
Due from directors	—	1,516
Due from related parties	(1,391) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	1,371 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net Cash (Used In) Provided By Investing Activities	(1,196,045)	2,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	1,192,308 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net Cash Provided By Financing Activities	1,192,308 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	— ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,333)	133,095

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	323,283 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯	177,363 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 252,950 ———————————	$ 310,458 ———————————

See accompanying notes to condensed consolidated financial statements.

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2003

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB filed on April 15, 2003.

NOTE 2

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Teda Travel Incorporated and its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited.  All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3

INVESTMENT IN AFFILIATE

On January 6, 2002, the Company acquired a 35% interest in a real estate joint venture located in China.  The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse.  The joint venture was formed with a maximum life of 50 years.  The joint venture partner is also a 20% stockholder of the Company.

A summary of the unaudited condensed financial statements of the affiliate as of March 31, 2003 is as follows:

Current assets	$ 13,784,053
Non-current assets	23,463,569 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total Assets	37,247,622 ————————

Current liabilities	24,676,336
Non-current liabilities	4,837,930
Stockholders' equity	7,733,356 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Total Liabilities and Stockholders’ Equity	37,247,622 ————————

Revenues	$ 843,499

Gross Loss	(25,844) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
Net Loss	(713,840) ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
The Company’s share of the loss for 2003 after accounting for differences between Hong Kong GAAP and U.S. GAAP:
Company share at 35%	$ (249,844)
Less: U.S. GAAP adjustment for depreciation	53,962
Equity in earnings of affiliate	$ (303,806) ————————

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2003

(UNAUDITED)

NOTE 4

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 and 2002, the Company received management revenue of $64,367 and $51,907, respectively from two properties it manages that are owned by a shareholder.

During the three months ended March 31, 2003, the Company paid $7,692 to two directors for consulting and professional services.

During the three months ended March 31, 2003, the Company paid $8,181 for office space leased from a director and stockholder.

Also see Notes 3 and 5.

NOTE 5

CONVERTIBLE PROMISSORY NOTE-STOCKHOLDER

During February 2003, the Company issued a $3.5 million, 2% Convertible Promissory Note to its major shareholder in order to fund its joint venture commitment.  The outstanding balance of the note and accrued interest automatically convert into 7,000,000 shares of common stock on February 23, 2004 unless paid in full prior to the maturity date.  The Company determined that there was no beneficial conversion amount associated with the note based on the fair value of the Company's common stock on the date of grant.  On March 3, 2003, the Company received a partial payment in the amount of $1,192,308 on the convertible Promissory note.

NOTE 6

BUSINESS SEGMENTS

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

2003	Property Management —————————	Real Estate Investments —————————	Total —————————

Revenue	$ 93,594	$ —	$ 93,594
(Loss) from operations	(15,163)	(303,806)	(321,394)
Depreciation	894	—	894
Assets	469,904	3,360,616	3,830,520
Capital Expenditures	2,346	—	2,346

2002

Revenue	$ 112,519	$ —	$ 112,519
Income from operations	42,163	—	42,163
Depreciation	584	—	584
Assets	422,036	3,386,551	3,808,587
Capital Expenditures	—	—	—

Index

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report.  All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995.  These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the risk factors discussed in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003.  For more information about said risk factors, please see the section entitled “Risk Factors” within Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003.  The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

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

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its two wholly-owned operating subsidiaries, Teda Hotels Management Company Limited, a British Virgin Islands corporation, and Teda Hotels Management Limited, a Hong Kong corporation.

The Company is also an investor in real estate development projects in Asia.  In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited.  The Company’s co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China.  Through the real estate joint venture, the Company owns a multi-use complex featuring apartment units for sale, as well as a hotel and clubhouse.  For more information about the Company’s real estate joint venture,  please see Item 2, “Properties,” in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003.

Index

Revenues derived from the Company’s provision of management services to hotels and resorts include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts.  Each of the hotels and resorts is managed under a ten-year management contract, commencing from September 2000.  As of March 31, 2003, the Company has four management contracts, encompassing an aggregate of 705 rooms located in four hotel and resort properties.  All four of the hotel and resort properties are located within the People’s Republic of China, of which two are in Tianjin, one is in Xian and one is in Shenzhen.

Under its management contracts with each of the four hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon net operating profits of the property managed.

Based upon the entry of the World Trade Organization by the People’s Republic of China in 2000, the Company anticipates tremendous opportunities in the travel markets of the People’s Republic of China.  Management of the Company plans to diversify the Company’s business through acquiring new properties and entering new travel business sectors such as travel agencies.

For more information relating to the Company’s business, please see the section entitled “Business” in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 15, 2003.

Consolidated Results of Operations

For the quarterly periods ended March 31, 2003 and March 31, 2002

Revenues.  Revenues for the period ended March 31, 2003 were $93,594 as compared to revenues of 112,519 for the same period last year, a decrease of $18,925 or 16.8%.  Traditionally, the first quarter is the off season for business traveling in the People’s Republic of China as many business activities are stopped during the Chinese New Year Holidays in February. The quarter was further exacerbated by the outbreak of SARS. Began in late December 2002, the epidemic spread rapidly to many major cities in China. This resulted in a significant drop in occupancy of hotels managed by the Company leading to a decline in revenues. The Company expects the adverse effect of SARS to continue into the second quarter.

During the period ended March 31, 2003 and 2002, the Company received $64,367 and $51,907, which amounts accounted for 69% and 46%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Management Fees (Rentals).  Management fees for the period ended March 31, 2003 were $8,181 as compared to $3,491 for the period ended March 31, 2002, an increase of $4,690 or 134.3%. The increase was attributed to additional rental incurred for both the Company’s office in Beijing and the Company’s principal office in Hong Kong.

Other Selling, G&A expenses.  Other selling, G&A expenses for the period ended March 31, 2003 were $52,253 as compared to $32,758 for the period ended March 31, 2002, an increase of $19,495 or 60%.  The significant increases in Other Selling, G&A is due to the implementation of procedures to satisfy the company reporting requirements pursuant to the Securities Exchange Act 1934 and the setup of an office in Shenzhen, PRC for business development. The Shenzhen office will become the center for the Company’s China operations from early March in anticipation of an expanding portfolio of hotel management contracts. In addition to the initial setup costs incurred, the Company expects more regular expenses to be incurred in the forthcoming period.

Index

Income (Loss) from Operations.  The Company recorded a loss of $15,163 from Operations for the period ended March 31, 2003 as compared to an income of $42,163.  The loss from Operations reflected a decline in revenues as a result of the outbreak of SARS and an increase in expenses as outlined above.

Equity loss in associate.  The Company recorded an equity loss in affiliate of $303,806 for the period ended March 31, 2003 as compared to $0 for the period ended March 31, 2002.  The equity loss was due to the slowdown of sales of apartments and low rate occupancy of the hotel and clubhouse in the real estate joint venture because of the outbreak of SARS.

Income tax.  The Company derives its hotel management income in the People’s Republic of China and is subject to income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for period ended March 31, 2003 were $4,891 as compared to $4,648 for the period ended March 31, 2002, a slight increase of $243 or 5.2%.

Net Income (Loss).  The Company recorded a net loss of $321,394 as compared to a net income of $37,594 for the same period last year. The net loss situation is due to the recording of an equity loss in associate of $303,806 for the period ended March 31, 2003 as compared to $0 for the period ended March 31, 2002 mentioned above. The Company hopes this situation will improve when the SARS problem is brought under control in the People’s Republic of China.

Consolidated Financial Condition

Liquidity and Capital Resources – March 31, 2003

Operating.  For the period ended March 31, 2003, the Group’s operations utilized cash resources of $66,596, as compared to providing cash of $130,208 for the period ended March 31, 2002, a decrease of $196,804 or 151%.  The decrease in cash utilization was due to a significant increase in accounts receivable during 2002 and a decrease in prepaid expense incurred during the period when compared to the same period last year despite a decrease in accounts payable. The Company had a working capital deficit of $2,986,535 at March 31 2003 as compared to a working capital surplus of $395,908 at March 31, 2002. The deficit was due to an outstanding capital commitment of $2,195,726 to an affiliate and a short term obligation of $1,192,308 in relation to issuance of a convertible note to a major shareholder.

Investing and financing.  During the period ended March 31, 2003, addition to property, plant and equipment amounted to $2,346.  In addition, the Company paid $1,192,308 to partially fulfill the capital commitment to an affiliate.  The commitment is to be financed by the issuance of a 3.5 million convertible promissory note to a major shareholder. The Note will automatically convert into 7,000,000 shares of the Company’s common stock on February 23, 2004 unless paid in full prior to the said date. As of March 31, 2003, proceeds received from the said convertible note amounted to $1,192,308 and was all used to fulfill the capital commitment.

Item 3.

Controls and Procedures.

The Company’s senior management team, led by Chief Executive Officer Godfrey Hui Chin Tong and Chief Financial Officer Peter Mak, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that said disclosure controls and procedures are adequate.  There have not been any significant changes in the Company’s internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, since the date of management’s evaluation.

PART II – OTHER INFORMATION

Item 6.

Exhibits.

See Exhibit Index.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: May 20, 2003	By:	/s/ GODFREY HUI CHIN TONG
Godfrey Hui Chin Tong, Chief Executive Officer

Date: May 20, 2003	By:	/s/ PETER MAK
Peter Mak, Chief Financial Officer

Index

CERTIFICATIONS

I, Godfrey Hui Chin Tong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Teda Travel Incorporated;

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:

May 20, 2003

/s/ GODFREY HUI CHIN TONG

Godfrey Hui Chin Tong, Chief Executive Officer

Index

I, Peter Mak, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Teda Travel Incorporated;

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:

May 20, 2003

/s/ PETER MAK

Peter Mak, Chief Financial Officer

Index

Exhibit Index

Exhibit No.

Description

2.1	Stock Purchase Agreement and Share Exchange dated as of May 1, 2002, by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (1)
2.2	Amendment to Stock Purchase Agreement and Share Exchange dated as of August 15, 2002 by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (2)
3.1	Articles of Incorporation (3)
3.2	Amendment to Articles of Incorporation filed July 19, 2002(4)
3.3	Bylaws (3)
4.1	Specimen Certificate of Common Stock (3)
4.2	2% Convertible Promissory Note to Magnolia Group Holdings Limited dated February 21, 2003*
10.1

Joint Venture Contract for Tianjin Yide Real Estate Company Limited dated October 28, 1999, with Amendment dated January 6, 2002 and Share Transfer Agreement dated January 6, 2002 (EACH AS TRANSLATED FROM ORIGINAL CHINESE)*

10.2	Management Agreement for Yangling Horizon Hotel dated September 2, 2000 (AS TRANSLATED FROM ORIGINAL CHINESE)*
10.3	Management Agreement for Shenzhen Kindlion Hotel dated October 18, 2000 (AS TRANSLATED FROM ORIGINAL CHINESE)*
10.4	Management Agreement for Tianjin International Club and Hotel dated June 29, 2001 (AS TRANSLATED FROM ORIGINAL CHINESE)*
10.5	Management Agreement for Teda International Club Tianjin dated April 29, 2002 (AS TRANSLATED FROM ORIGINAL CHINESE)*
21.1	Subsidiaries of the Registrant (4)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

——————

*

Filed herewith.

(1)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2002.

(2)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August

15, 2002.

(3)

Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed January 24, 2000.

(4)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed April 15, 2003.