Form 10QSB
period 2003-06-30
TEDA TRAVEL INC
filed 2003-08-19
CIK 1103829

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________________ to _________________

Commission file number 000-29077

TEDA TRAVEL INCORPORATED

(Exact name of registrant as specified in its charter)

Florida	65-0963971
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 1801, Chinachem Johnston Plaza, 178 Johnston Road, Wanchai, Hong Kong

(Address of principal executive offices)(Zip Code)

(011)(852) 2833-2186

(Registrant's telephone number, including internation code and area code)

Former name:  Not applicable

(Former name, former address and former fiscal year, if changed since last report)

_______________

As of August 19, 2003, the Issuer had outstanding 5,950,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ X ]

Index

TEDA TRAVEL INCORPORATED

INDEX

FORM 10-QSB

JUNE 30, 2003

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2003

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$102,740
Accounts receivable, net	194,562
Prepaid expenses and other current assets	30,394
Due from a director	6,659
Total Current Assets	334,355

PROPERTY AND EQUIPMENT – NET	8,713

INVESTMENT IN AFFILIATE	3,052,677

TOTAL ASSETS	$3,395,745

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,882
Due to related parties	2,196,512
Convertible note payable - stockholder	1,192,308

TOTAL LIABILITIES	3,448,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 issued and outstanding	5,950
Additional paid-in capital	14,195
Accumulated deficit	(73,102)
Total Stockholders’ Deficiency	(52,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,395,745

See accompanying notes to the condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002

REVENUE, NET	$50,635	$129,605	$144,229	$242,125

EXPENSES
Management fees	7,692	19,615	15,385	39,231
Payroll	47,575	34,683	95,897	67,752
Other selling, general and administrative	116,423	24,001	166,814	41,672
Total Expenses	171,690	78,299	278,096	148,655

(LOSS) INCOME FROM OPERATIONS	(121,055)	51,306	(133,867)	93,470

OTHER (EXPENSE) INCOME
Other income	15	79	130	158
Equity in loss of affiliate	(253,977)	—	(557,783)	—
Total Other (Expense) Income	(253,962)	79	(557,653)	158

(LOSS) INCOME BEFORE TAXES	(375,017)	51,385	(691,520)	93,628

Income taxes	3,017	6,182	7,908	10,831

NET (LOSS) INCOME	$(378,034)	$45,203	$(699,428)	$82,797

Net (loss) income per common share – basic and diluted	$(0.06)	$.01	$(0.12)	$.02

Weighted average number of common shares outstanding - basic and diluted	5,950,000	5,000,000	5,950,000	5,000,000

See accompanying notes to the condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(699,428)	$82,797
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,210	1,168
Equity in loss of affiliate	557,783	—
Increase in:
Accounts receivable	(18,107)	(142,433)
Prepaid expenses	(27,505)	(2,194)
(Decrease) increase in:
Accounts payable and accrued expenses	(27,474)	9,977
Net Cash Used In Operating Activities	(212,521)	(50,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,417)	(202)
Due from directors	—	2,389
Due from related parties	(605)	(960)
Net Cash (Used In) Provided By Investing Activities	(8,022)	1,227

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable - stockholder	1,192,308	—
Decrease in due to affiliate	(1,192,308)	—
Net Cash Provided By Financing Activities	—	—

DECREASE IN CASH	(220,543)	(49,458)

CASH – BEGINNING OF PERIOD	323,283	177,363

CASH – END OF PERIOD	$102,740	$127,905

See accompanying notes to the condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2003

(UNAUDITED)

NOTE 1

  BASIS OF PRESENTATION

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

NOTE 2  PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Teda Travel Incorporated and its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited (the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

A summary of the unaudited condensed financial statements of the affiliate under Hong Kong GAAP and a reconciliation to U.S. GAAP as of June 30, 2003 is as follows:

	Hong Kong GAAP	U.S. GAAP Adjustments	U.S. GAAP

Current assets	$21,806,782	$—	$21,806,782
Non-current assets	23,459,630	(718,678)	22,740,952

Total Assets	$45,266,412	$(718,678)	$44,547,734

	Hong Kong GAAP	U.S. GAAP Adjustments	U.S. GAAP

Current liabilities	$33,181,215	$—	$33,181,215
Non-current liabilities	4,837,929	—	4,837,929
Stockholders' equity	7,247,268	(718,678)	6,528,590

Total Liabilities and Stockholders’ Equity	$45,266,412	$(718,678)	$44,547,734

Revenues	$3,497,281	—	$3,497,281

Operating Loss	(26,437)	(393,737)	(420,174)

Net Loss	$(1,199,929)	$(393,737)	$(1,593,666)

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2003

(UNAUDITED)

The Company's share of the loss of the affiliate for the six months ended June 30, 2003 after accounting for differences between Hong Kong GAAP and U.S. GAAP was $557,783.

NOTE 4  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003 and 2002, the Company received management revenue of $105,878 and $129,651, respectively, from two properties it manages that are owned by a shareholder. During the three months ended June 30, 2003 and 2002, the Company received management revenue of $41,511 and $77,501, respectively, from two properties it manages that are owned by a shareholder.

As of June 30, 2003, accounts receivable included amounts due from related parties aggregating $166,098.

During the six months ended June 30, 2003 and 2002, the Company paid $15,385 and $39,231, respectively to a director and stockholder for consulting and professional services. During the three months ended June 30, 2003 and 2002, the Company paid $7,692 and $19,615, respectively to a director and stockholder for consulting and professional services.

During the six months ended June 30, 2003, the Company paid rent of $16,377 for office space leased from a director and stockholder.

Also see Notes 3, 5 and 7.

NOTE 5  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

During February 2003, the Company issued a $3.5 million, which was subsequently reduced to $3.35 million on July 3, 2003, 2% Convertible Note Payable to its major shareholder in order to fund its joint venture commitment. The outstanding balance of the note and accrued interest automatically convert into 7,000,000 shares of common stock on February 23, 2004 unless paid in full prior to the maturity date. The Company determined that there was no beneficial conversion amount associated with the note based on the fair value of the Company's common stock on the date of grant. On March 3, 2003, the Company received a partial payment in the amount of $1,192,308 on the convertible note payable.

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

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2003

(UNAUDITED)

The following table summarizes segment information for the six months ended June 30, 2003 and 2002:

2003	Property Management	Real Estate Investments	Total

Revenue	$144,229	$—	$144,229

(Loss) before taxes	(133,737)	(557,783)	(691,520)

Depreciation	2,210	—	2,210

Assets	343,068	3,052,677	3,395,745

Capital Expenditures	7,417	—	7,417

2002	Property Management	Real Estate Investments	Total

Revenue	$242,125	$—	$242,125

Income before taxes	93,628	—	93,628

Depreciation	1,168	—	1,168

Assets	481,130	3,386,551	3,867,681

Capital Expenditures	202	—	202

NOTE 7  SUBSEQUENT EVENTS

On July 11, 2003, the Company received $2,157,692 as final payment of the Convertible Promissory Note issued to a major shareholder (See Note 5).

On July 12, 2003, the Company remitted $2,202,091 to its joint venture affiliate, which represents the balance of its 35% capital contribution due to the affiliate (See Note 3).

Index

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the risk factors discussed in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003. For more information about said risk factors, please see the section entitled “Risk Factors” within Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Overview

The Company, formerly known Gaige Financial Group, Inc., is a Florida corporation incorporated on December 6, 1999. Effective July 12, 2002, the Company issued 5,000,000 shares of its common stock to the shareholders of Teda Hotels Management Company Limited, a British Virgin Islands corporation (“Teda BVI”), in exchange for all of the shares of capital stock of Teda BVI.

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

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its two wholly-owned operating subsidiaries, Teda BVI and Teda Hotels Management Limited, a Hong Kong corporation.

The Company is also an investor in real estate development projects in Asia. In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited. The Company’s co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China (the “Company’s Joint Venture Partner”). Through the real estate joint venture, the Company owns a multi-use complex featuring apartment units for sale, as well as a hotel and clubhouse. For more information about the Company’s real estate joint venture and/or the Company’s Joint Venture Partner, please see Item 2, “Properties,” in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003.

Index

Revenues derived from the Company’s provision of management services to hotels and resorts include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a ten-year management contract, commencing from as early as September 2000. As of June 30, 2003, the Company has four management contracts, encompassing an aggregate of 705 rooms located in four hotel and resort properties. All four of the hotel and resort properties are located within the People’s Republic of China, of which two are in Tianjin, one is in Xian and one is in Shenzhen.

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

Consolidated Results of Operations

For the quarterly periods ended June 30, 2003 and June 30, 2002

Revenues. Revenues for the quarter ended June 30, 2003 were $50,635 as compared to revenues of $129,605 for the same quarter last year, a decrease of $78,970 or 60.9%. The significant drop in revenue was due to the impact of the SARS epidemic. Beginning in late December, the epidemic continued to affect the hotel industry in the second quarter. During the period, travel activities such as business trips and inbound tours were significantly less than the same period last year as people wanted to reduce the chance of being infected. This resulted in a significant drop in occupancy of hotels managed by the Company leading to a decline in revenues.

The operating condition began to recover in early June. However, unfavorable economic conditions caused one of the hotels under our management to close down in June. The hotel is expected to re-open in September. Therefore, we expect some negative impact on revenue for the third quarter.

For the quarters ended June 30, 2003 and 2002, the Company received $41,511 and $77,501 which amounts accounted for 82% and 60%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s Joint Venture Partner.

Management Fees (Consulting Fee). Management fees for the quarter ended June 30, 2003 were $7,692 as compared to $19,615 for the quarter ended June 30, 2002, a decrease of $11,923 or 60.8%. The decrease was due to less consultancy service employed in relation to business development for the year.

Other Selling, G&A expenses. Other selling, G&A expenses for the quarter ended June 30, 2003 were $116,423 as compared to $24,001 for the quarter ended June 30, 2002, an increase of $92,422 or 385.1%. The significant increases in Other Selling, G&A expenses is due to the implementation of procedures to satisfy the Company’s reporting requirements pursuant to the Securities Exchange Act 1934, as well as the setup of an office in Shenzhen, PRC for business development. The Shenzhen office became the center for the Company’s China operations from early March in anticipation of an expanding portfolio of property management contracts.

Index

Income (Loss) from Operations. The Company recorded a loss of $121,055 from operations for the quarter ended June 30, 2003 as compared to an income of $51,306. The loss from operations reflected a decline in revenues as a result of the impact of SARS and an increase in expenses as outlined above.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $253,977 for the quarter ended June 30, 2003 as compared to $0 for the quarter ended June 30, 2002. The equity loss was due to a slowdown in sales of apartments as well as a low rate of occupancy for the hotel and clubhouse in the real estate joint venture because of the impact of SARS.

 Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for quarter ended June 30, 2003 were $3,017 as compared to $6,182 for the period ended June 30, 2002, a decrease of $3,165 or 51.2%.

Net Income (Loss). The Company recorded a net loss of $378,034 as compared to a net income of $45,203 for the same quarter last year. The net loss situation is due to the decline in revenues from the property management business and the share of an equity loss in affiliate of $253,977 for the quarter ended June 30, 2003 as compared to $0 for the quarter ended June 30, 2002 mentioned above. The operating conditions began to improve as the SARS was brought under control in late May.

For six months ended June 30, 2003 and June 30,2002

Revenues. Revenues for the six months ended June 30, 2003 were $144,229 as compared to revenues of $242,125 for the same period last year, a decrease of $97,896 or 40%. The decrease in revenue was mainly due to the outbreak of the SARS epidemic for the first and second quarter in 2003. As the epidemic was brought under control, we expect revenues from the property management business to recover in the third and the fourth quarter of 2003.

For the six months ended June 30, 2003 and 2002, the Company received $105,878 and $129,651 which amounts accounted for 73% and 53%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s Joint Venture Partner.

Management Fees (Consulting Fee). Management fees for the six months ended June 30, 2003 were $15,385 as compared to $39,231 for the six months ended June 30, 2002, a decrease of $23,846 or 60.8%. The decrease was due to less consultancy service employed in relation to business development for the year.

Other Selling, G&A Expenses. Other selling, G&A expenses for the six months ended June 30, 2003 were $166,814 as compared to $41,672 for the six months ended June 30, 2002, an increase of $125,142 or 300.3%. The increase is due to the implementation of procedures to satisfy the Company’s reporting requirements as stated above and the setup of an office in Shenzhen, PRC for business development in China.

Income (Loss) from Operations. The Company recorded a loss of $133,867 for the six months ended June 30, 2003 as compared to income of $93,470 for the six months ended June 30, 2002. The loss from operations is due to a decrease in revenues as a result of the outbreak of SARS and an increase in expenses as stated above.

Equity in loss of affiliate.  The Company recorded an equity loss in affiliate of $557,783 for the six months ended June 30, 2003 as compared to $0 for the six months ended June 30, 2002. The equity loss was due to a slowdown in sales of apartments and a low rate of occupancy for the hotel and clubhouse in the real estate joint venture because of the impact of SARS.

Income tax. Income tax expenses the Company charged to the consolidated income statement for the six months ended June 30, 2003 were $7,908 as compared to $10,831 for the six months ended June 30, 2002, a decrease of $2,923 or 26.9%.

Index

Net Income (Loss). The Company recorded a net loss of $699,428 for the six months ended June 30, 2003 as compared to a net income of $82,797 for the same period last year. The net loss situation is due to the decline in revenues from the property management business and recording of an equity loss in affiliate of $557,783 for the six months ended June 30, 2003 as mentioned above.

Consolidated Financial Condition

Liquidity and Capital Resources – June 30, 2003

Operating. For the six months period ended June 30, 2003, the Group’s operations utilized cash resources of $212,521, as compared to $50,685 for the period ended June 30, 2002, an increase of $161,836 or 319.3%. The significant increase in cash utilization for the period was first due to a net loss of $699,428 incurred for the six months ended June 30, 2003. In addition, an increase in accounts receivable of $18,107, an increase in prepaid expenses of $27,505 and a decrease in accounts payable of $27,474 also increased operating cash outflow for the period.

As of June 30, 2003, total current assets were $334,355 and consisted primarily of $102,740 in cash and $194,562 in accounts receivable. Total current liabilities were $3,448,702, leaving a working capital deficit of $3,114,347. The deficit was due to an outstanding capital commitment of $2,196,512 to an affiliate and a short term obligation of $1,192,308 in relation to the issuance of a convertible note to a major shareholder.

Investing and financing. During the six months period ended June 30, 2003, addition to property, plant and equipment amounted to $7,417. In addition, the Company paid $1,192,308 to partially fulfill its capital commitment to an affiliate. The commitment is to be financed by the issuance of a $3.5 million convertible promissory note to a major shareholder. The convertible note will automatically convert into 7,000,000 shares of the Company’s common stock on February 23, 2004 unless paid in full prior to the said date. As of June 30, 2003, proceeds received from the convertible note amounted to $1,192,308 and all of said proceeds were used by the Company to fulfill its capital commitment.

Subsequent to the balance date of June 30, 2003, the Company and the major shareholder agreed to reduce the principal amount of the convertible note from $3.5 million to $3.35 million, and further agreed to reduce the conversion price from $0.50 per share to $0.47857 per share so that the convertible note will still convert into 7,000,000 shares of the Company’s common stock. See Part II, Item 2, “Changes in Securities,” of this Report. On July 12, 2003, the Company received the balance of the convertible note payable and used all of the proceeds to fulfill the funding obligation of $2,196,512 to an affiliate.

Item 3.  Controls and Procedures.

The Company’s senior management team, led by Chief Executive Officer Godfrey Hui Chin Tong and Chief Financial Officer Peter Mak, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, has concluded that said disclosure controls and procedures are adequate to ensure that the information required to be disclosed by the Company in the reports that it files or submits pursuant to the requirements of the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the prescribed time periods, and (b) accumulated and communicated to the Company’s senior management team as appropriate to allow timely decisions regarding required disclosures.

Index

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

During February 2003, in order to fund a joint venture commitment with the Company’s Joint Venture Partner, the Company issued a $3,500,000.00 (U.S.), 2% Convertible Promissory Note (the “Note”) to Magnolia Group Holdings Limited, a corporation registered in the British Virgin Islands (“Magnolia”). The Note automatically converts into 7,000,000 shares of the Company’s common stock on February 23, 2004 unless paid in full prior to said date. Automatic conversion of the Note is subject to an increase in the number of authorized shares of the Company’s common stock and the satisfaction of certain other related conditions. On July 3, 2003, the principal amount of the Note was reduced from $3,500,000.00 (U.S.) to $3,350,000.00 (U.S.), and the conversion price in the Note was reduced from $0.50 (U.S.) per share to $0.47857 (U.S.) per share. As a result of the amendments to the Note, and subject to the satisfaction of all conversion conditions as set forth in the Note, Magnolia will receive 7,000,000 shares of the Company’s common stock in exchange for $3,350,000.00 (U.S.) rather than $3,500,000.00 (U.S.). For more information about the Company’s Joint Venture Partner, Magnolia and/or the Note, please see Item 2, “Properties,” and Item 5, “Market for Registrants Common Equity and Related Stockholder Matters,” of the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003.

Item 6.  Exhibits.

See Exhibit Index.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEDA TRAVEL INCORPORATED

Dated: August 19, 2003

By: /s/ GODFREY HUI CHIN TONG

Godfrey Hui Chin Tong

Chief Executive Officer

Dated: August 19, 2003

By: /s/ PETER MAK

Peter Mak

Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement and Share Exchange dated as of May 1, 2002, by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (1)
2.2	Amendment to Stock Purchase Agreement and Share Exchange dated as of August 15, 2002 by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (2)
3.1	Articles of Incorporation (3)
3.2	Amendment to Articles of Incorporation filed July 19, 2002(4)
3.3	Bylaws (3)
4.1	Specimen Certificate of Common Stock (3)
4.2	2% Convertible Promissory Note to Magnolia Group Holdings Limited dated February 21, 2003 (5)
4.3	Amendment to Convertible Promissory Note to Magnolia Group Holdings Limited dated July 3, 2003*
10.1

Joint Venture Contract for Tianjin Yide Real Estate Company Limited dated October 28, 1999,

with Amendment dated January 6, 2002 and Share Transfer Agreement dated January 6, 2002

(EACH AS TRANSLATED FROM ORIGINAL CHINESE) (5)

10.2	Management Agreement for Yangling Horizon Hotel dated September 2, 2000 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)
10.3	Management Agreement for Shenzhen Kindlion Hotel dated October 18, 2000 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)
10.4	Management Agreement for Tianjin International Club and Hotel dated June 29, 2001 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)
10.5	Management Agreement for Teda International Club Tianjin dated April 29, 2002 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)
21.1	Subsidiaries of the Registrant (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

————————

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

(3)

Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed January 24, 2000.

(4)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed April 15, 2003.

(5)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed May 20, 2003.