Form 10QSB/A
period 2002-09-30
TEDA TRAVEL INC
filed 2003-08-21
CIK 1103829

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

AMENDMENT NO. 2 TO

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

Suite 1801, Chinachem Johnston Plaza, 178 Johnston Road

Wanchai, Hong Kong

(Address of principal executive offices)(Zip Code)

(011)(852) 2833-2186

(Registrant's telephone number, including international code and area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

_______________

As of November 12, 2002, the Issuer had outstanding 5,950,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes  [   ]  No  [X]

Index

TEDA TRAVEL INCORPORATED

INDEX

AMENDMENT NO. 2 TO FORM 10-QSB

SEPTEMBER 30, 2002

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$264,643
Accounts receivable, net	130,829
Prepaid expenses and other current assets	69,188
Due from directors	6,061
Total Current Assets	470,721

PROPERTY AND EQUIPMENT – NET	3,679

INVESTMENT IN AFFILIATE	3,177,507

TOTAL ASSETS	$3,651,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,426
Due to a related party	3,386,551

TOTAL LIABILITIES	3,396,977

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 issued and outstanding	5,950
Additional paid-in capital	14,195
Retained earnings	234,785
Total Stockholders’ Equity	254,930

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,651,907

See accompanying notes to condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

REVENUE, NET	$134,247	$163,771	$376,488	$466,452

EXPENSES
Legal and professional fees	36,832	24,107	81,659	47,992
Consulting	40,528	17,949	55,912	27,949
Payroll	31,658	38,318	97,382	84,333
Depreciation	672	-	1,840	-
Other selling, general and administrative	19,349	20,479	40,902	61,735
Total Expenses	129,039	100,853	277,695	222,009

INCOME FROM OPERATIONS	5,208	62,918	98,793	244,443

OTHER (EXPENSE) INCOME
Interest income	76	298	234	1,030
Equity in loss of affiliate	(209,044)	-	(209,044)	-
Total Other (Expenses) Income	(208,968)	298	(208,810)	1,030

(LOSS) INCOME BEFORE TAXES	(203,760)	63,216	(110,017)	245,473

Income taxes	6,554	7,306	17,501	21,005

NET (LOSS) INCOME	$(210,314)	$55,910	$(127,518)	$224,468

Net (loss) income per common share – basic and diluted	$(0.04)	$0.01	$(0.02)	$0.05

Weighted average number of common shares outstanding – basic and diluted	5,828,933	5,000,000	5,580,919	5,000,000

See accompanying notes to condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2002	For The Nine Months Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(127,518)	$224,468
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,840	-
Stock issued for services	20,000	-
Loss in affiliate	209,044	-
Increase (decrease) in:
Accounts receivable	68,861	(107,340)
Prepaid expenses	(68,384)	18,423
Increase (decrease) in:
Accounts payable and accrued expenses	(11,485)	(51,184)
Net Cash Provided By Operating Activities	92,358	84,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(846)	(4,936)
Due from directors	726	(38,275)
Due from stockholders	(5,003)	(1,182)
Net Cash Used In Investing Activities	(5,123)	(44,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	45	-
Net Cash Provided By Financing Activities	45	-

INCREASE IN CASH AND CASH EQUIVALENTS	87,280	39,974

CASH – BEGINNING OF PERIOD	177,363	16,009

CASH – END OF PERIOD	$264,643	$55,983

See accompanying notes to condensed consolidated financial statements

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

NOTE 2   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Teda Travel Incorporated and its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited. All significant inter-company transactions and balances have been eliminated in consolidation (See Note 1).

NOTE 3   REVERSE MERGER

On July 12, 2002, Teda Travel Incorporated, (“Teda” or "acquirer") formerly known as Gaige Financial Group, Inc. ("Gaige") acquired 100% of Teda Hotels Management Company Limited and Teda Hotels Management Limited (“THM” or “acquiree”) for 5,000,000 shares of Gaige common stock.

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

NOTE 4   INVESTMENT IN AFFILIATE

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

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002

(UNAUDITED)

The Company’s 35% interest in the joint venture is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings or losses since acquisition. The Company’s share of the loss for the nine months ended September 30, 2002 was $209,044.

As of September 30, 2002, the Company recorded a due to related party of $3,386,551 in connection with the joint venture capital contribution.

A summary of the unaudited condensed financial statements of the affiliate as of and for the nine months ended September 30, 2002 is as follows:

Current assets	$8,963,511
Non-current assets	36,765,708
Total Assets	45,729,219

Current liabilities	40,037,178
Stockholders' equity	5,692,041
Total Liabilities and Stockholders’ Equity	45,729,219

Revenues	$-

Operating loss	-
Organization expenses	(597,268)

Net Loss	(597,268)

Equity in loss of affiliate	$(209,044)

NOTE 5   DUE TO A RELATED PARTY

Due to a related party as of September 30, 2002 consist of the following:

Due to affiliate (See Note 4)	$3,386,551

NOTE 6   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002 and 2001, the Company received management revenue of $213,213 and $151,942, respectively, from two properties it manages that are owned by a shareholder.

During the nine months ended September 30, 2002, the Company paid $23,077 and $35,769 to two directors for consulting and professional services.

See Notes 4 and 5 for related party transactions with an affiliate.

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002

(UNAUDITED)

NOTE 7   STOCKHOLDERS' EQUITY

(A) Stock Issued for Services

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Consequent to the reverse merger with Teda Hotels Management Company Limited, the Company became involved in the provision of hotel management and consulting services in the People’s Republic of China (“PRC”). The Company, through its wholly owned subsidiaries Teda Hotels Management Company Limited and Teda Hotels Management Limited, currently manages four hotel properties in three strategic capital cities in the PRC; namely Shenzhen, Tianjin and Xian. Shenzhen is an economic zone strategically located just north of Hong Kong whilst Tianjin is a key industrial city located 100 miles Southeast of Beijing and Xian is an important tourist location.

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

The goal of the Company is to establish a nationwide brand-name hotel chain of high standards in China.

Apart from its hotels management business, the Company has plans to expand its business portfolio into the real estate investment sector. In January 2002, through its wholly-owned subsidiary, Teda Hotels Management Limited, the Company signed a joint venture agreement to acquire a 35% interest in a real estate joint venture by the name of Tianjin Yide Real Estate Company Limited, a People's Republic of China corporation (the "Real Estate Joint Venture").

The Company's co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China.

Through the Real Estate Joint Venture, the Company owns a multi-use complex featuring 170 apartment units as well as a hotel and clubhouse. The Real Estate Joint Venture plans to sell all of the 170 apartment units. The operations of the hotel and clubhouse commenced on September 29, 2002, and construction on the apartment units is expected to be completed and available for sales in December 2002.

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

Index

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

EQUITY IN LOSS OF AFFILIATE

The Company entered into the Real Estate Joint Venture in the PRC in January 2002. The Real Estate Joint Venture owns a multi-use complex featuring 170 apartment units as well as a hotel and clubhouse. The hotel and clubhouse were opened on September 29, 2002. The operations of the hotel and clubhouse were immaterial and no sales of apartments were made for the nine months ended September 2002. However, the Company shared an equity in loss of affiliate of $209,044, which is a result of writing-off organizational start-up expenses for the period. Those costs included staff recruitment, staff training, marketing costs and costs related to the grand opening on September 29, 2002.

As of September 30, 2002, the Company did not have resources to fulfill the funding obligation of the Real Estate Joint Venture. The Company is currently looking for funding that will enable it to fulfill its capital obligations as required by the Real Estate Joint Venture agreement.

NET (LOSS) INCOME

The Company incurred a net loss of $210,314 and $127,518 for the three and nine months ended September 30, 2002 as compared to a net income of $55,910 and $224,468 for the three and nine months ended September 30, 2001, respectively. The loss was mainly due to the share of equity in loss of affiliate and substantial costs incurred for the reverse merger as stated above.

Index

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS.

99.1  Certification of Chief Executive Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification of Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: August 12, 2003

By: /s/ GODFREY HUI CHIN TONG

Godfrey Hui Chin Tong

Chief Executive Officer

Date: August 19, 2003

By: /s/ PETER MAK

Peter Mak

Chief Financial Officer

Index

CERTIFICATIONS

I, Godfrey Hui Chin Tong, certify that:

1. I have reviewed this Amendment No. 2 to the quarterly report on Form 10-QSB of Teda Travel Incorporated;

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

Dated:

August 12, 2003

/s/ GODFREY HUI CHIN TONG

Godfrey Hui Chin Tong,

Chief Executive Officer

Index

I, Peter Mak, certify that:

1. I have reviewed this Amendment No. 2 to the quarterly report on Form 10-QSB of Teda Travel Incorporated;

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

Dated:

August 19, 2003

/s/ PETER MAK

Peter Mak,

Chief Financial Officer

Index

EXHIBIT INDEX

No.	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350