Form 10QSB
period 2003-09-30
TEDA TRAVEL INC
filed 2003-11-14
CIK 1103829

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

_______________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

As of November 14, 2003, the Issuer had outstanding 5,950,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ X ]

Index

TEDA TRAVEL INCORPORATED

INDEX

FORM 10-QSB

JUNE 30, 2003

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$31,329
Accounts receivable, net	252,449
Prepaid expenses and other current assets	26,819
Total Current Assets	310,597

PROPERTY AND EQUIPMENT – NET	8,613

INVESTMENT IN AFFILIATE	2,805,149

TOTAL ASSETS	$3,124,359

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$92,052
Due to related parties	2,516
Convertible note payable - stockholder	3,350,000

TOTAL LIABILITIES	3,444,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 10,000,000 shares authorized, 5,950,000 issued and outstanding	5,950
Additional paid-in capital	14,195
Accumulated deficit	(340,354)
Total Stockholders’ Deficiency	(320,209)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,124,359

See accompanying notes to the condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002

REVENUE, NET	$127,123	$134,247	$271,353	$376,488

EXPENSES
Management fees	7,692	40,528	23,077	55,912
Payroll	48,741	31,658	144,376	97,382
Other selling, general and administrative	82,392	56,853	249,375	124,401
Total Expenses	138,825	129,039	416,828	277,695

(LOSS) INCOME FROM OPERATIONS	(11,702)	5,208	(145,475)	98,793

OTHER (EXPENSE) INCOME
Other income	3	76	39	234
Equity in loss of affiliate	(247,528)	(209,044)	(805,311)	(209,044)
Total Other Expense	(247,525)	(208,968)	(805,272)	(208,810)

LOSS BEFORE TAXES	(259,227)	(203,760)	(950,747)	(110,017)

Income taxes	8,025	6,554	15,933	17,501

NET LOSS	$(267,252)	$(210,314)	$(966,680)	$(127,518)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.16)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	5,950,000	5,828,933	5,950,000	5,580,919

See accompanying notes to the condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(966,680)	$(127,518)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,638	1,840
Stock issued for services	—	20,000
Equity in loss of affiliate	805,311	209,044
Increase (decrease) in:
Accounts receivable	(75,994)	68,861
Prepaid expenses	(23,930)	(68,385)
(Decrease) increase in:
Accounts payable and accrued expenses	4,696	(11,484)
Due to related parties	(358)	(5,003)
Net Cash (Used In) Provided By Operating Activities	(253,317)	87,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,745)	(846)
Investment in affiliate	(3,386,551)	—
Due from directors	6,659	726
Net Cash Used In Investing Activities	(3,388,637)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	45
Proceeds from convertible note payable – stockholder	3,350,000	—
Net Cash Provided By Financing Activities	3,350,000	45

DECREASE IN CASH	(291,954)	87,280

CASH – BEGINNING OF PERIOD	323,283	177,363

CASH – END OF PERIOD	$31,329	$264,643

See accompanying notes to the condensed consolidated financial statements

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2003

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

NOTE 2

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Teda Travel Incorporated and its wholly owned subsidiaries, Teda Hotels Management Company Limited and Teda Hotels Management Limited (the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

A summary of the unaudited condensed financial statements of the affiliate under Hong Kong GAAP and a reconciliation to U.S. GAAP as of September 30, 2003 is as follows:

	Hong Kong GAAP	U.S. GAAP Adjustments	U.S. GAAP

Current assets	$13,276,556	$—	$13,276,556
Non-current assets	30,145,784	(958,237)	29,187,547

Total Assets	$43,422,340	$(958,237)	$42,464,103

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2003

(UNAUDITED)

	Hong Kong GAAP	U.S. GAAP Adjustments	U.S. GAAP
Current liabilities	$29,600,319	$—	$29,600,319
Non-current liabilities	4,837,929	—	4,837,929
Stockholders' equity	8,984,092	(958,23)	8,025,855

Total Liabilities and Stockholders’ Equity	$43,422,340	$(958,237)	$42,464,103

Revenues	$6,673,825	$—	$6,673,825

Operating profit/(loss)	340,435	(633,297)	(292,862)

Net Loss	$(1,667,590)	$(633,297)	$(2,300,887)

The Company's share of the loss of the affiliate for the nine months ended September 30, 2003 after accounting for differences between Hong Kong GAAP and U.S. GAAP was $805,311.

NOTE 4

RELATED PARTY TRANSACTIONS

During nine months ended September 30, 2003 and 2002, the Company received management revenue of $217,898 and $163,275, respectively, from two properties it manages that are owned by a shareholder. During the three months ended September 30, 2003 and 2002, the Company received management revenue of $112,020 and $50,684, respectively, from two properties it manages that are owned by a shareholder.

As of September 30, 2003, accounts receivable included amounts due from related parties aggregating $237,864.

During the nine months ended September 30, 2003 and 2002, the Company paid $23,077 and $55,912, respectively, to a director and stockholder for consulting and professional services. During the three months ended September 30, 2003 and 2002, the Company paid $7,692 and $40,528, respectively, to a director and stockholder for consulting and professional services.

During the nine months ended September 30, 2003, the Company paid rent of $23,182 for office space leased from a director and stockholder.

Also see Notes 3, 5 and 7.

Index

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2003

(UNAUDITED)

NOTE 5

CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

During February 2003, the Company issued a $3.5 million, which was subsequently reduced to $3.35 million on July 3, 2003, 2% Convertible Note Payable to its major shareholder in order to fund its joint venture commitment. The outstanding balance of the note and accrued interest automatically convert into 7,000,000 shares of common stock on February 23, 2004 unless paid in full prior to the maturity date. The Company determined that there was no beneficial conversion amount associated with the note based on the fair value of the Company's common stock on the date of grant. On July 11 2003, the Company received the final payment in the amount of $2,157,692 on the convertible note payable.

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

The following table summarizes segment information for the nine months ended September 30, 2003 and 2002:

2003	Property Management	Real Estate Investments	Total

Revenue	$271,353	$—	$271,353

(Loss) before taxes	(145,436)	(805,311)	(950,747)

Depreciation	3,638	—	3,638

Assets	319,210	2,805,149	3,124,359

Capital Expenditures	8,745	—	8,745

2002	Property Management	Real Estate Investments	Total

Revenue	$376,488	$—	$376,488

Income before taxes	99,027	(209,044)	(110,017)

Depreciation	1,840	—	1,840

Assets	474,400	3,177,507	3,651,907

Capital Expenditures	846	—	846

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

The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its wholly-owned operating subsidiary, Teda BVI, as well as through the wholly-owned operating subsidiary of Teda BVI, Teda Hotels Management Limited, a Hong Kong corporation.

Revenues derived from the Company’s provision of management services to hotels and resorts include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts.  Each of the hotels and resorts is managed under a ten-year management contract, commencing from as early as September 2000.  As of September 30, 2003, the Company has four management contracts, encompassing an aggregate of 705 rooms located in four hotel and resort properties.  All four of the hotel and resort properties are located within the People’s Republic of China, of which two are in Tianjin, one is in Xian and one is in Shenzhen.

Under its management contracts with each of the four hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues.  In addition, the Company may also earn an incentive fee based upon net operating profits of the property managed.

Based upon the entry of the World Trade Organization by the People’s Republic of China in 2000, as well as the hosting of the Olympics in Beijing in 2008, the Company anticipates tremendous opportunities in the travel

Index

markets of the People’s Republic of China.  Management of the Company plans to diversify the Company’s business through acquiring new properties and/or entering new travel business sectors such as travel agencies.

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

For more information about the Company’s business and real estate joint venture, please see Item 1, “Business,” and Item 2, “Properties,” respectively, in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 15, 2003.

Recent Developments

During the quarter ended September 30, 2003, the real estate joint venture made two investments totaling $6,556,916.  The first investment of $25,711 was for a 10% equity share in Tianjin Yixin Construction Project Management Co. Ltd., a Sino-Foreign joint venture established in Tianjin, People’s Republic of China (“Yixin”).  Yixin is engaged in construction management.  The second, more significant, investment of $6,531,205 was for a 30% equity share in a new joint venture, Teda Investment Ltd., which has a 50% equity share in a proposed land development project involving approximately 1,155 acres in the Shunyi District of Beijing, People’s Republic of China.  The proposed land development project has been approved by the provincial government and it is expected that land acquisition and development shall commence during the first quarter of 2004.  The development of this project is expected to be financed principally by bank loans.

Consolidated Results of Operations

For the quarterly periods ended September 30, 2003 and September 30, 2002

Revenues.  Revenues for the quarter ended September 30, 2003 were $127,123 as compared to revenues of $134,247 for the same quarter last year, a decrease of $7,124 or 5.3%.  The drop in revenue was primarily due to the suspension of operations at the hotel in Xian managed by the Company.  Revenue for the quarter, however, showed a substantial increase over the previous quarter which was affected by the SARS epidemic.

For the quarter ended September 30, 2003 and 2002, the Company received $112,020 and $50,684 which accounted for 88% and  38%, respectively, of the Company’s revenues and which amounts were derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Management Fees (Consulting Fee).  Management fees for the quarter ended September 30, 2003 were $7,692 as compared to $40,528 for the quarter ended September 30, 2002, a decrease of $32,836 or 81%. The decrease was due to the termination of one consultancy agreement in December 2002.

Other Selling, G&A expenses.  Other selling, G&A expenses for the quarter ended September 30, 2003 were $82,392 as compared to $56,853 for the quarter ended September 30, 2002, an increase of $25,539 or 45%.  The increase in Other Selling, G&A is due to the implementation of procedures to satisfy the Company’s reporting requirements pursuant to the Securities Exchange Act 1934, as well as the additional operating cost of an office in Shenzhen, PRC established by the Company in March 2003 for purposes of business development and property management in China.

Income (Loss) from Operations.  The Company recorded a loss of $11,702 from operations for the quarter ended September 30, 2003 as compared to income of $5,208 for the quarter ended September 30, 2002.  The loss from operations is due largely to an increase in expenses as outlined above.

Equity in loss of affiliate.  The Company recorded an equity loss in affiliate of $247,528 for the quarter ended September 30, 2003 as compared to a loss of $209,044 for the quarter ended September 30, 2002.  The equity

Index

loss for the quarter ended September 30, 2002 was due to pre-opening expenses incurred by hotel operations.  The equity loss for the quarter ended September 30, 2003 was largely attributed to share of financial expenses of $196,887, depreciation expenses on the hotel building of $83,846, and loss in operations of $247,527 offset by revenue on the sale of properties of $731,737.  Loss in operations was due to higher interest charges incurred on additional borrowings by the affiliate during the quarter ended September 30, 2003 for new investments as described in the Recent Developments section above.

Income tax.  The Company derives its hotel management income in the People’s Republic of China and is subject to income tax in the People’s Republic of China depending upon the province in which a particular hotel is located as and when the balance is remitted out of the country.  Income tax expenses the Company charged to the consolidated income statement for quarter ended September 30, 2003 were $8,025 as compared to $6,554 for the period ended September 30, 2002, an increase of $1,471 or 22%.

Net Income (Loss).  The Company recorded a net loss of $267,252 as compared to a net loss of $210,314 for the same quarter last year. The net loss situation is due largely to the share of an equity loss in affiliate of $247,528 for the quarter ended September 30, 2003 as compared to $209,044 for the quarter ended September 30, 2002, as mentioned above.

For nine months ended September 30, 2003 and September 30,2002

Revenues. Revenues for the nine months ended September 30, 2003 were $271,353 as compared to revenues of $376,488 for the same period last year, a decrease of $105,135 or 28%. The decrease in revenue was mainly due to the outbreak of the SARS epidemic affecting the first six months of the year. As the SARS epidemic was brought under control, revenues from the hotel management business have recovered since the third quarter of 2003.

For the nine months ended September 30, 2003 and 2002, the Company received $217,898 and $163,275 which amounts accounted for 80% and 43%, respectively, of the Company’s revenues and which amounts were derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Management Fees (Consulting Fee) Management fees for the nine months ended September 30, 2003 were $23,077 as compared to $55,912 for the nine months ended September 30, 2002, a decrease of $32,835 or 59%. The decrease was due to the termination of a consultancy agreement in December 2002.

Other Selling, G&A expenses. Other selling, G&A expenses for the nine months ended September 30, 2003 were $249,375 as compared to $124,401, an increase of $124,974 or 100%. The increase is due to the implementation of procedures to satisfy the Company’s reporting requirements pursuant to the Securities Exchange Act of 1934, as well as additional operating expenses for an office in Shenzhen, PRC established by the Company in March 2003 for purposes of business development and property management in China.

Income (Loss) from Operations. The Company recorded a loss of $145,475 for the nine months ended September 30, 2003 as compared to an income of $98,793. The loss from operations is due largely to a decrease in revenues as a result of the outbreak of SARS and an increase in expenses as stated above.

Equity in loss of affiliate.  The Company recorded an equity loss in affiliate of $805,311 for the nine months ended September 30, 2003 as compared to $209,044 for the nine months ended September 30, 2002. The equity loss for the nine months ended September 30, 2002 was due to pre-opening expenses incurred by the Hotel operations.  The equity loss for the nine months ended September 30, 2003 was largely attributed to share of financial expenses of $363,901, depreciation expenses on the Hotel building of $221,654, loss in operations of $805,310 offset by revenue from the sale of properties of $1,411,736.  Loss in operations was due to higher interest charges incurred on additional borrowings by the affiliate during the quarter ended September 30, 2003 for new investments as described in the Recent Developments section above.

Income tax.  Income tax expenses the Company charged to the consolidated income statement for the nine months ended September 30, 2003 were $15,933 as compared to $17,501 for the nine months ended September 30, 2002, a decrease of $1,568 or 9%.

Net Income (Loss).  The Company recorded a net loss of $966,680 for the nine months ended September 30, 2003 as compared to a net loss of $127,518 for the same period last year. The net loss situation is due to the decline in revenues from the property management business and recording of an increased equity loss in affiliate by $596,267 for the nine months ended September 30, 2003, as mentioned above.

Consolidated Financial Condition

Liquidity and Capital Resources – September 30, 2003

Operating.  For the nine months period ended September 30, 2003, the Group’s operations utilized cash resources of $253,317 as compared to providing cash of $87,355 for the period ended September 30, 2002, an increase of $340,672.  The significant increase in cash utilization for the period was first due to a net loss of $966,680 incurred for the nine months ended September 30, 2003, compared to $127,518 for that of 2002.

As of September 30, 2003, total current assets were $310,597 and consisted primarily of $31,329 in cash and $252,449 in accounts receivable, total current liabilities were $3,444,568 leaving a working capital deficit of $3,133,971. The deficit was mainly attributable to a short term obligation of $3,350,000 in relation to the issuance of a convertible note to a major shareholder.

Investing and financing.  During the nine months period ended September 30, 2003, addition to property, plant and equipment amounted to $8,745.  In addition, the Company paid $3,386,551 to fulfill the capital commitment to an affiliate.  The commitment has been financed by the issuance of a $3.35 million convertible promissory note to a major shareholder.  The Note will automatically convert into 7,000,000 shares of the Company’s common stock on February 23, 2004 unless paid in full prior to the said date.  As of September 30, 2003, the Company received all of the proceeds from the convertible promissory note, and all of said proceeds were used to fulfill the capital commitment to the affiliate.

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

Index

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)

See Exhibit Index.

(b)

Reports on Form 8-K: On August 20, 2003, the Company filed a Current Report on Form 8-K dated January 6, 2002, for the purpose of providing audited financial statements for its real estate joint venture as required by Item 310(c)(1) of Regulation S-B.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TEDA TRAVEL INCORPORATED

Dated: November 14, 2003

By: /s/ GODFREY HUI CHIN TONG

Godfrey Hui Chin Tong

Chief Executive Officer

Dated: November 14, 2003

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

(4)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed April 15, 2003.

(5)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed May 20, 2003.

(6)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed August 19, 2003.