Form 10KSB
period 2003-12-31
TEDA TRAVEL INC
filed 2004-04-14
CIK 1103829

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2003 OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number:  000-29077

TEDA TRAVEL INCORPORATED

(Exact name of small business issuer in its charter)

Florida	65-0963971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2102, Chinachem Century Tower 178 Gloucester Road, Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (011) (852) 2833-2186

Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for most recent fiscal year:  $396,794

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 8, 2004 held by non-affiliates was 4,230,000 shares. Because of the absence of an established trading market for the common stock, the issuer is unable to calculate the aggregate market value of the common equity held by non-affiliates as of a specified date within the past 60 days

As of April 8, 2004, there were 14,650,000 shares of the issuer's common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Format.  Yes  ☐  No  ☒

NOTE REGARDING FORWARD LOOKING STATEMENTS

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

We are also subject to risks detailed herein or detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB, unless the context requires otherwise, "we" or "us" or the "Company" means Teda Travel Incorporated and its subsidiaries.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

Teda Travel Incorporated, a Florida corporation (the "Company"), is a provider of management services to hotels and resorts in the People’s Republic of China. The Company operates through its two wholly-owned operating subsidiaries, Teda Hotels Management Company Limited, a British Virgin Islands corporation ("Teda BVI"), and Teda Hotels Management Limited, a Hong Kong corporation ("Teda Hong Kong"). The Company is also an investor in real estate development projects in the People’s Republic of China through its 35%-held associate, Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited).

Organizational Background

The original name of the Company is Gaige Financial Group, Inc. ("Gaige"). Gaige was incorporated under the laws of the State of Florida on December 6, 1999. Gaige began as a "shell" company conducting virtually no business operations other than its efforts to seek merger partners or acquisition candidates. Teda Hong Kong is a wholly-owned subsidiary of Teda BVI. On July 12, 2002, pursuant to a Stock Purchase Agreement and Share Exchange dated May 1, 2002 between Gaige and Teda BVI, Gaige acquired all of the outstanding shares of capital stock of Teda BVI from the Teda BVI shareholders, and the Teda BVI shareholders and its promoters received an aggregate of 5,000,000 shares of restricted common stock of Gaige. On July 19, 2002, Gaige changed its name to "Teda Travel Incorporated."

Business Background

"T.E.D.A." refers to "Tianjin Economic and Technological Development Area," a special economic zone that was created by the People's Republic of China in 1984, which area is located approximately 180 kilometers southeast of Beijing and which has attracted much foreign investments. More than 3,300 foreign companies, among which 100 of the Fortune 500 companies, with a total investment exceeding $15 billion do business in this special economic zone. Tianjin is one of the four municipalities under the direct control of the Central government and is currently the largest port in Northern PRC. Its historical GDP growth rate has been comparable to that of Beijing and Shanghai, at 13.65% (January to September, 2003) vs. the nationwide growth rate of 9.1%.

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

Current Business

The Company currently engages in two types of businesses: hotel and resort management and real estate development.

Hotel and Resort Management

The main business of the Company is providing hotel and resort management services. The Company receives monthly management fees from hotels and resorts under management. The Company currently manages the following 4-star hotel properties in the People's Republic of China:

Tianjin Teda Hotel and Club in the city of Tianjin (186 rooms),

Tianjin International Club in the city Tianjin (110 rooms); and

Kindlion Hotel in the city Shenzhen (230 rooms).

There are a total of 526 rooms. Each of the hotels is managed under a ten-year management contract, commencing September 2003. As of December 31, 2003, the Company received 100% of its revenues from its management of the three hotel and resort properties listed above. During the year, one of the hotels (Xian Yangling Hotel) under the Company’s management ceased operations due to the SARS epidemic in the region, which reduced the number of rooms managed. Properties that the Company manage are regularly upgraded to maintain their competitiveness.

Our primary objectives are to increase new hotels under our management, renew management contracts and, most importantly, provide quality service and support to the hotels we manage in a way that enables them to increase their profitability.

Hotels under the Company’s management mainly cater to business customers and generate higher revenue during the summer and autumn months because of increased number of conferences. During longer holidays like the Chinese New Year (around February each year) and National Celebration Days (October 1), our business tends to be slower, although we will market for leisure customers at preferred room rates. Therefore, any event that disrupts travel patterns during the summer and autumn periods could have a material adverse effect on our annual performance and consequently our annual performance than if such events occurred in other periods. We cannot predict whether these trends will continue in the future.

Real Estate Development

In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation (the "Real Estate Joint Venture"). Through the Real Estate Joint Venture, the Company owns a multi-use complex featuring 172 apartment units as well as a hotel and clubhouse (the “Complex”). The Real Estate Joint Venture plans to sell all of the apartment units of this Complex. As of December 31, 2003, it sold 159 apartment units. The Company manages the hotel and clubhouse of the Complex. This hotel is one of the three properties managed by the Company as disclosed above. In September 2003, the Real Estate Joint Venture invested approximately $6,500,000 in a new real estate project in Shunyi District, Beijing, People’s Republic of China. This project entails land acquisition of over 1,155 acres and a subsequent plan to resell part of it and to establish a luxury chain of apartments and hotels in the area. See, Item 2, "Properties".

Market Overview

The travel industry is rapidly growing in China, surpassing the annual GDP growth by approximately 50%. According to China’s tenth five year plan (2000-2005), the Chinese government expects a 7% compound annual growth rate of GDP, the actual number for 2003 is over 8.5%, while the growth in travel industry is about 12%.

According to CEIC Data Company Limited, as of December 31, 2002, there are 3,656 three-star or better hotels in China, which represent a 20% growth over the previous year. Among such hotels, those having a 5-star ranking is less than 7% of total star-rated hotels. Guangdong Province is the area where most star-rated hotels are concentrated. With the growth in domestic wealth and the coming 2008 Olympic Games to be held in Beijing, China is poised to be the most visited country from 2006 onwards.

In addition, many industry analysts are bullish on the long term prospects of real estate prices in China. Beijing, the capital city, is undergoing major expansion in properties in preparation for the 2008 Olympic Games and in anticipation of an influx of corporate headquarters. In China, most of the planned real estate construction projects must be finalized or be in the final stages by 2006, as the government has banned construction cranes in Beijing’s town centre from 2007 to avoid marring the skyline during the Olympics. As a result, the growth in supply of real properties has been larger than in prior years.

Effect Of Sars Crisis

During the first half of 2003, the travel industry in China was adversely impacted by the spread of SARS epidemic. Travel warnings from World Health Organization, temporary closure of many offices and even crowded facilities made it one of the worst four months for the travel industry. One of the hotels under our management was forced to close down. In the midst of the SARS crisis, we made clear decisions to cut costs whenever possible without any lay-offs and put in place marketing plans to capture business more aggressively once the crisis is over. After the SARS crisis subsided, our business took a strong rebound helped by marketing initiatives. Occupancy rates rose from an average 15% in March to May 2003 to over 52-79% in July to September 2003.

Despite the difficulty in the first six months of this fiscal year, we finished the year with strong revenue income in the 3rd and 4th Quarters through above average occupancy rates.

Competition

There are about 100 hotel management companies in China, and approximately 30% of them manage a similar number and profile of hotels as the Company. We believe that chain affiliation will increase as local economies grow, the Chinese central government policy of spinning off non-core operations especially for government-affiliated hotels, and hotel owners seek the economies of centralized reservation systems and marketing programs.

With respect to our real estate development business, competition for successful real estate developments in China is severe at both local and foreign levels, and success often depends on having suitable connections to secure preferred locations. The Company believes that it can successfully compete in this area because of the following factors:

•    The ability to provide quality services and a reasonable price;

•    The ability to provide value-added services such as spa, meeting facilities and club facilities;

•    Location of hotels and properties;

•    Market presence; and

•    The trustworthiness of the TEDA brand name.

Environmental Regulations

The Company's operations are subject to various environmental regulations. The costs of compliance with said regulations have not been material in the past and are not anticipated to be material in the future.

Employees

As of December 31, 2003, the Company and its subsidiaries employed four full-time employees. Relationships with our employees are good.

ITEM 2.

DESCRIPTION OF PROPERTIES

The Company's principal place of business is located at Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong. The office premises occupies approximately 1,300 square feet, and is leased through a related corporation for a term of two years commencing on November 21, 2003 for an average monthly lease rental of $2,325. In addition to the Hong Kong property, during the year, the Company also leased a property in Beijing of about 1,600 square feet for its general use. The address of this property is Unit 3802, No. 46 Dongzhong Street, Dongcheng District, Beijing, in the People's Republic of China. Rental on the Beijing property is $1,000 per month and the lease expired on July 30, 2003 and was not renewed.

The Company does not directly own any real estate. However, in January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation (the "Real Estate Joint Venture"). The Company's co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China (the "Company's Joint Venture Partner). Through the Real Estate Joint Venture, the Company owns a multi-use complex (the "Real Estate Complex") located at No. 7-2 Fukang Road in the prestigious Nankai District of Tianjin in the People's Republic of China. The Company's Joint Venture Partner developed the Real Estate Complex and completed construction during the third quarter of 2003. The Real Estate Complex features 172 apartment units totaling approximately 31,200 square meters, as well as a hotel and clubhouse totaling approximately 30,100 square meters. The Real Estate Joint Venture plans to sell all of the apartment units of the Real Estate Complex, and as of December 31, 2003, it sold 156 of the 172  apartment units. Purchasers of the apartment units typically make a 30% down payment upon signing of the sales agreement and typically obtain a bank mortgage for the balance of the purchase price. The Company manages the hotel and clubhouse of the Real Estate Complex, which the Real Estate Joint Venture plans to retain as a long-term investment. The hotel and clubhouse has experienced an occupancy rate of approximately 60 to 70% during the second half of the fiscal year. During this fiscal year, the Real Estate Joint Venture has invested approximately $6,500,000, in return of 15% equity interest, in a new venture which will redevelop 1,155 acre parcel of land in Shunyi District, Beijing, People’s Republic of China. The investment is principally funded by a short term loan made with financial institutions by the Real Estate Joint Venture. The parcel of land will be partly sold and partly developed into a grand villa, hotel and golf course, with a total investment of over $55 million. Approval by the State Planning Committee is expected by middle of 2004.

Two of the three members of the board of directors of the Real Estate Joint Venture are Zhi Ying Chang, the Chairwoman of the Board of the Company, and Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company.

Zhi Ying Chang, the Chairwoman of the Company, is also the General Manager of the Company's Joint Venture Partner and as such is responsible for the day-to-day management of, and business development for, the Company's Joint Venture Partner. The Company's Joint Venture Partner is the beneficial owner of 20.12% of the Company. See, Item 11, "Security Ownership of Certain Beneficial Owners and Management."

With respect to the apartment units of the Real Estate Complex, none of them are subject to any liens, mortgages or other encumbrances until they are sold. With respect to the hotel and clubhouse of the Real Estate Complex, the Real Estate Joint Venture has a 50-year leasehold interest, free of any liens, mortgages or other encumbrances. The Real Estate Joint Venture does not have any present intention of raising funds through any encumbrances on the Real Estate Complex. In the opinion of the management of the Company, the Real Estate Complex is adequately covered by insurance.

With respect to the sale of the unsold apartment units and use of the hotel and clubhouse of the Real Estate Complex, the Real Estate Joint Venture is facing increasing competition as more apartments and hotels of international standards are built in Tianjin. However, the Company believes that the Real Estate Joint Venture’s properties will remain competitive because of the desirable location and facilities of the Real Estate Complex.

With the exception of the new venture in Shunyi District described above, the Company does not have any current plans to make any material additional real estate investments, through the Real Estate Joint Venture or otherwise. We are also not aware of any intention of the Real Estate Joint Venture to make any material additional real estate investments. However, the Company would likely consider entering into additional real estate joint ventures and/or other real estate investments if suitable opportunities arose in the future and the Company has adequate resources to make such investments. With respect to its real estate investments, the Company has not placed any limitations on the percentage of assets that it may invest in any one investment, the types of investments that it may make or the manner in which it may operate or finance investments. This investment policy may be changed by the Board of Directors without a vote of the Company's security holders. The Company's real estate investment policy is to acquire assets for both capital gain and income, as determined by the Board of Directors of the Company, from time to time, in its discretion.

The Real Estate Joint Venture is subject to customary business tax and income tax for both services fees received and that of property sale proceeds received in the People’s Republic of China.

ITEM 3

LEGAL PROCEEDINGS

There are no material litigation pending against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5

MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present time, there is no trading market for the Company’s common stock.

As of December 31, 2003, there were 51 holders of record of the Company's common stock.

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

The Company does not have any equity compensation plans as of December 31, 2003.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Revenues derived from the Company's provision of management services to hotels and resorts include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Each of the hotels and resorts is managed under a ten-year management contract, commencing on September 2000. As of December 31, 2003, the Company has three management contracts, encompassing an aggregate of 526 rooms located in three hotel and resort properties. All three of the hotel and resort properties are located within the People's Republic of China, of which two are in Tianjin, and one is in Shenzhen. See, Item 1, "Business."

Under its management contracts with each of the three hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues. In addition, the Company may also earn an incentive fee based upon net operating profits of the property managed.

Material Trends And Uncertainties

Our management team is committed to building long-term value through operational excellence. On March 10, 2004, the Company has entered into a Share Exchange Agreement,  with Acola Corp., a Delaware corporation (“Acola”), pursuant to which the Company will exchange all of its shares of stock in Teda BVI for approximately 95% of the issued and outstanding shares of Acola pursuant to the Agreement in accordance with the terms and subject to the conditions set forth in the Agreement and each of the exhibits thereto (the “Share Exchange”). Following the Share Exchange, the Company shall own Teda BVI indirectly through its ownership of approximately 95% of the issued and outstanding shares of Acola. The Board has been presented with and has reviewed the form of Share Exchange Agreement and the Lock Up Agreement and Escrow Agreement to be entered into in connection with completing the transactions set forth in the Agreement has deemed it to be in the best interests of the Company and its stockholders that the Company execute, deliver and perform such transaction documents and the agreements contemplated therein.

We are contemplating spinning off the two operating subsidiaries of the Company to its shareholders. After the spin-off, the Company will have no assets or operations.

Consolidated Results Of Operations

Comparing Fiscal Years Ended December 31, 2003 and 2002:

Revenue. Revenues for the fiscal year ended December 31, 2003 were $396,794 as compared to revenues of $515,546 for the fiscal year ended December 31, 2002, a decrease of $118,752 or 23%. The first half of the 2003 fiscal year was substantially impacted by the dramatic  effects caused by the outbreak of SARS epidemic, which materially affected most facets of the economy in all affected regions, in particular China and Hong Kong. The tourism business was hard hit during the outbreak period, which contributed significantly to the drop in our management fee income. One of the hotels under our management closed down in middle of the 2003 fiscal year. This decrease was partially offset by an increase in fee income from the Tianjin properties, especially Teda Hotel & Club which opened in September, 2002 and has become a contributor of an average of 35% of the overall receipts.

During the fiscal years ended December 31 2003 and 2002, the Company received $204,420 and $122,961, which amounts accounted for 52% and 31% of revenues, respectively, from two properties managed by the Company that are owned by the Company's Joint Venture Partner. A detailed analysis of average monthly management fee income by hotel is shown below, also see Item 2, "Properties."

Management fee income	July-Dec 2003	July-Dec 2002	Change in %	Jan-Jun 2003	Jan-Jun 2002	Change in %	Overall 2003	Overall 2002	Change in %	Change in $

TJ Club (1)	152,142	132,689	15%	64,080	113,738	-44%	216,222	246,428	-12%	(30,206)

TJ Club (2)	82,403	20,629	299%	47,645	0	N/A	130,048	20,629	530%	109,419

Kindlion (3)	32,827	83,561	-61%	30,017	96,116	-69%	62,845	179,677	-65%	(116,833)

Yangling (4)	0	28,621	-100%	8,690	23,843	-64%	8,690	52,464	-83%	(43,774)

	267,373	265,501	1%	150,432	233,698	-36%	417,805	499,199	-16%

Note:

(1)

The average occupancy rate of Tianjin Club has increased during the second half of the year through promotions and increased marketing efforts, contributing to an increase in management fee income by about 15%. It was the impact of SARS in the first half of the year that reduced the annualized fee income by 12%. Income from this property contributed over 51% of the annual management income of the Company in 2003, compared to 47% last year.

(2)

Tianjin International hotel commenced operation in October, 2003. The monthly management fee income has grown steadily since opening of its doors. It contributed 31% of the annual  management income of the Company.

(3)

Kindlion hotel closed its restaurant in the first quarter of 2003 due to deteriorating business, therefore reducing the overall monthly income significantly. Again, SARS contributed a lot to its decrease and the yearly income has reduced by over 65%, and it contributed about 15% of the annual management fee income in 2003, compared to 36% last year.

(4)

Yangling hotel in Xian closed its door in the background of the SARS epidemic during the first half of the year. The income in the first half of the year reduced by two-thirds compared to that of last year. Overall, it contributed 2% of the average monthly management fee income, versus 11% last year.

Other Revenue. Management Fees from Rentals. Management fees for the fiscal year ended December 31, 2003 were $31,401 as compared to $24,645 for the fiscal year ended December 31, 2002, a decrease of $6,756 or 27%. The decrease in management fees was due to a rental reduction pursuant to the most recent rental agreement signed in November 2003 relating to the Company's principal office in Hong Kong and the fact that the lease of a Beijing office was terminated in June 2003.

Other income. The Company recorded equity earnings from the Real Estate Joint Venture of $51,408 for the fiscal year ended December 31, 2003 as compared to $233,909 for the fiscal year ended December 31, 2002. The positive results show a continuous trend of earnings from the Real Estate Joint Venture, from hotel operations and that of property sale.

Net Income/Loss. The Company had a net loss for the fiscal year ended December 31, 2003 of $189,748 as compared to net income of $264,023 for the fiscal year ended December 31, 2002, a decrease of $453,771. The decline in net income from Operations reflected the decrease in revenues generated from hotel management operations and the increase in professional fees incurred in statutory filing, legal advice and the implementation of procedures to satisfy the Company's reporting requirements pursuant to the and Sabanes-Oxley Act and Securities Exchange Act of 1934, and expenses incurred in relation to business development in the People's Republic of China. The Company's management anticipates that these business development activities in the People's Republic of China will be reduced in the near future.

Income tax. The Company derives its hotel management income in the People's Republic of China and is subject to withholding tax in the People's Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for the fiscal year ended December 31, 2003 were $23,795 as compared to $23,977 for the year ended December 31, 2002, a decrease of $182 or 0.7%. The decrease in income tax provision was due to a decline in hotel management revenue for the year.

Consolidated Financial Condition

Liquidity and Capital Resources

The most material sources of cash of the Company has been:

•    Receipts of management fee income from the hotels it manages

•    Proceeds from issuance of stock

Operations. For the fiscal year ended December 31, 2003, the Company's operations (utilized)/generated cash resources of ($48,214), as compared to $3,327 for the fiscal year ended December 31, 2002, a decrease of $44,887. The decrease in operating cash flow generated is a result of a decline in revenue generated from hotel management operations and a substantial amount of professional fees incurred relating to the implementation of procedures to satisfy the Company's reporting requirements pursuant to Sabanes-Oxley Act and the Securities Exchange Act of 1934. The Company received the total proceeds of the convertible note at $3,350,000 and paid the sum to our Real Estate Joint Venture to fulfill our capital commitments to the Real Estate Joint Venture.

Investing. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the fiscal years ended December 31, 2003 and 2002, additions to property, plant and equipment aggregated $8,789 and $3,372, respectively. The Company has no significant capital expenditure commitments outstanding at December 31, 2003.

The Company does not foresee a major outlay for capital expenditures and other reasonably likely cash requirements apart from those arising from its day-to-day operations. We are a debt-free company and therefore have no financial obligations. As there are no material commitments for any expenditure, except from staff salaries and office rental, we do not anticipate any lack of resources to meet our immediate term cash requirements to maintain current operations.

Material Subsequent Event

On March 10, 2004, the Company has entered into a Share Exchange Agreement, with Acola, pursuant to which the Company will exchange all of its shares of stock in Teda BVI for approximately 95% of the issued and outstanding shares of Acola pursuant to the Agreement in accordance with the terms and subject to the conditions set forth in the Agreement and each of the exhibits thereto (the “Share Exchange”). Following the Share Exchange, the Company shall own Teda BVI indirectly through its ownership of approximately 95% of the issued and outstanding shares of Acola. The Board has been presented with and has reviewed the form of Agreement and the Lock Up Agreement and Escrow Agreement to be entered into in connection with completing the transactions set forth in the Agreement has deemed it to be in the best interests of the Company and its stockholders that the Company execute, deliver and perform the Transaction Documents and the agreements contemplated therein. At the close of the transaction, all of the current directors and executives of Acola has resigned in favor of new directors and executives as elected by the Company’s Board of Directors.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are attached at the end of this document.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.

CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position

Zhi Ying Chang	49	Chairwoman of the Board

Godfrey Chin Tong Hui	43	Director and Chief Executive Officer

Hon Ming Wong	33	Director and Chief Financial Officer

Directors And Officers

Zhi Ying Chang has been the Chairwoman of the Board of the Company since April 2002. Ms. Chang, along with the Chief Executive Officer of the Company, Godfrey Hui Chin Tong, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"), where she has been responsible for day-to-day management and business development since 1998. The Company's Joint Venture Partner owns 65% of a real estate joint venture with the Company by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation (the "Real Estate Joint Venture"). See, Item 2, "Properties," and Item 12, "Certain Relationships and Related Transactions." In addition, the Company's Joint Venture Partner is the beneficial owner of 20.12% of the Company's outstanding common stock. See, Item 11, "Security Ownership of Certain Beneficial Owners and Management." Ms. Chang also serves as a member of the Board of Directors of the Real Estate Joint Venture. In addition, Ms. Chang currently serves as counselor for both the Tourism Association of China and the Tourism Association of Tianjin, China. Ms. Chang has a background in engineering and utilized that background on behalf of the Tianjin Economic and Technological Development Area ("TEDA"). See, Item 1, "Business." Beginning in 1986, Ms. Chang was responsible for all utility plants and supplies in TEDA until 1993, when she transferred to head the hotel division of TEDA. Ms. Chang holds a Masters Degree in Business Administration from the State University of Singapore.

Godfrey Chin Tong Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Prior to this time, beginning in March 2000, Mr. Hui worked to establish Teda Hotels Management Limited, a Hong Kong corporation which is now one of the two wholly-owned operating subsidiaries of the Company. See, Item 1, "Business." Mr. Hui, along with the Chairwoman of the Company, Chang Zhi Ying, also serves as a member of the Board of Directors of the Real Estate Joint Venture. See, Item 2, "Properties." Mr. Hui began his career in the hotel industry in 1985 and has worked for several international and regional hotel groups, becoming one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities, including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, Group Financial Controller and Executive Director of the Hopewell Hospitality Company Limited. From June 1993 through November 1998, Mr. Hui was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelors Degree in Business Management and a Masters Degree in Finance

and Investment.

Hon Ming Wong has been a Director and Chief Financial Officer of the Company since November 2003. Mr. Wong obtained a bachelor degree in Accountancy in 1992 and an MBA in 1999, he is also a Certified Public Accountant in Hong Kong and is a member with the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants. He worked in Ernst & Young and Price Waterhouse from 1992 to 1997. Prior to joining the Group, he was Controller of companies  in the telecom industry, one of which is listed on the OTC Bulletin Board since 2002, and the other operates in China with an asset base of over $50M and 7 regional offices, thus has accumulated a wealth of knowledge in auditing, financial reporting and analysis.

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

There is no family relationship among any of our directors and executive officers.

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

Code Of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by the Company in each of the last three fiscal years to the Company's chief executive officer. None of the Company's other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in any of the last three fiscal years.

	Annual Compensation (all in $ U.S.)					Long Term Compensation
Name andPrincipal Position	Year	Salary	Bonus	Other		Pension

Godfrey Chin Tong Hui,	2003	76,923	6,410	14,384	(1)	1,667	(2)
Chief Executive Officer	2002	76,923	6,410	11,538		1,667	(2)
	2001	76,923	6,410	0		128	(2)

Hon Ming Wong	2003	5,641	588	0		128	(2)
Chief Financial Officer

Peter Mak
Chief Financial Officer	2003	14,103		0		0

———————

(1)

This amount was paid by the Company as a tax allowance for personal income taxes paid by Mr. Chin Tong Hui for the tax year 2003.

(2)

This amount was contributed by the Company into a mandatory pension fund to the benefit of the individual.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the close of business on April 8, 2004, (a) the name of, and the number of shares beneficially owned by, each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, and (b) the number of shares of Common Stock owned by each executive officer and director and all executive officers and directors as a group, together with their respective percentage holdings of such shares:

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class of Stock Outstanding

Chang Zhi Ying	0	(2)	0.00	%(2)

Godfrey Hui Chin Tong	9,223,000	(3)	63.0	%(3)

Hon Ming Wong	0		0.00%

All Officers and Directors
as a Group (three persons)	9,223,000	(2)(3)	63.0	%(2)(3)

Magnolia Group Holdings Limited(4)	8,710,000	(3)	59.50	%(3)

Teda Hotel Management Pte Limited(2)	1,197,000	(2)	8.20	%(2)

Takeda Developments Limited(5)	1,020,000		7.00%

New Nature Development Limited(6)	513,000	(3)	3.50	%(3)

VenFund Investment Management Limited (7)	800,000		5.50%

———————

(1)

The address of the directors and officers of the Company listed above, as well as the address for shareholder Teda Hotel Management Pte Limited, is Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

(2)

Zhi Ying Chang, the Chairwoman of the Board of the Company, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China and a joint venture partner of the Company (the "Company's Joint Venture Partner"). See Item 2, "Properties," Item 9 "Directors and Executive Officers" and Item 12, "Certain Relationships and Related Transactions." The Company's Joint Venture Partner owns 100% of a holding company, Teda Hotel Management Pte Limited, a Singapore corporation (the "Company's Joint Venture Partner Holding Company"), this in turn is the record owner of 1,197,000 shares of the Company’s common stock, or 8.20% of the Company. The Company's Joint Venture Partner Holding Company disclaims any beneficial interest in the 1,197,000 shares owned of record by it and holds the shares beneficially for the Company's Joint Venture Partner. Ms. Chang, as the Group General Manager of the Company's Joint Venture Partner, might be deemed to control the Company's Joint Venture Partner and the 1,197,000 shares, or 8.20% of the Company, beneficially owned by the Company's Joint Venture Partner.

(3)

Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of his personal holding company, New Nature Development Limited ("New Nature"), which in turn is the record owner of 513,000 shares of the Company's common stock, or 3.50% of the Company.

Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited ("Magnolia"). Magnolia owns 8,710,000 shares of the Company's common stock, or 59.50% of the Company, of which 1,710,000 shares of the Company’s common stock was derived as a result of the reverse merger of the Company with Teda Hotels Management Company Limited in July 2002. See Item 1, "Business." In addition, Magnolia was the holder of a $3,350,000 (U.S.), 2% Convertible Promissory Note (the "Note") issued by the Company. The Note has been converted into 7,000,000 shares of the Company's common stock on March 18, 2004. Because Mr. Hui Chin Tong is a director of Magnolia, he might be deemed to have or share investment control over Magnolia's portfolio.

(4)

The address of Magnolia Group Holdings Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

(5)

The address of Takeda Developments Limited is 12th Floor Ruttonjee House, 11 Duddell Street, Hong Kong.

(6)

The address of New Nature Development Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

(7)

The address of venFund Investment Management Limited is Suite 25B, Julimount Garden, Taiwai, Hong Kong. Its Managing Director is Peter Mak, the former CFO of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People's Republic of China corporation (the "Real Estate Joint Venture"). The Company's joint venture partner is Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People's Republic of China (the "Company's Joint Venture Partner"), which joint venture partner is the beneficial owner of 20.12% of the Company. The Company's share of earnings for 2003 from the Real Estate Joint Venture was $51,408.

During each of the fiscal years ended December 31, 2003 and 2002 the Company paid $30,769 and $74,487 (U.S.) to New Nature Development Limited ("New Nature") for hotel management consulting services. Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company, is the controlling shareholder of New Nature.

Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of New Nature Development Limited ("New Nature"). New Nature owns 513,000 shares of the Company's common stock, or 3.50% of the Company, as a result of the reverse merger of the Company with Teda BVI in July 2002. Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited ("Magnolia"). Magnolia owns 8,710,000 shares of the Company's common stock, or 59.50% of the Company, as a result of the reverse merger of the Company with Teda Hotels Management Company Limited in July 2002 and a conversion of a Convertible Promissory Note on March 18, 2004.

Takeda Developments Limited, a Hong Kong corporation ("Takeda"), acted as a promoter for the reverse merger between the Company and Teda BVI. As compensation for said services, the Company authorized the issuance of 1,020,000 shares of its common stock to Takeda on July 19, 2002.

During the year ended December 31, 2003 and 2002, the Company received management revenue of $327,381 and $296,630 respectively from two properties it manages that are owned by its shareholders.

During the years ended December 31, 2003 and 2002, the Company paid rent of $ 19,582 and $29,675 respectively for office space leased from a director and a stockholder.

Subsequent Events

On January 1, 2004, the Company entered into a 6 month consulting agreement with Ms. Yadan Pan (“Ms. Pan”) starting January 1, 2004. The services to be rendered include indentification and assistance with the location of potential business partners and the indemnification and negotiation of agreements with prospective joint venture and strategic alliance partners, specially in the People’s Republic of China. As consideration for such services, the Company will issue up to 600,000 shares of its common stock to Ms. Pan by April 30, 2004.

On January 18, 2004, the Company and its wholly owned subsidiary Teda Hotels Management Company Limited (“Teda BVI”) entered into a Letter of Intent (“LOI”) with Acola Corp. (“Acola”), a Delaware Corporation which is trading in the OTC-BB market, whereby the Company, Teda BVI and Acola would enter into a Share Exchange transaction resulting in the current shareholders of the Company holding 95.5% of the total issued and outstanding shares of Acola, while Acola holds the entire issued and outstanding share of Teda BVI after close of the transaction. Subsequent to signing of the LOI, the Company negotiated the share exchange with Acola to be 95%. At the close of the transaction, all of the current directors and executives of Acola would resign in favor of new directors and executives as elected by the Company’s Board of Directors.

On January 19, 2004, the Company engaged Webb & Company, P.A. as the independent accountant and decided to dismiss Weinberg & Company, P.A. effective January 15, 2004. A current report on Form 8-K was filed with the Commission on January 28, 2004. There were no disagreements with Weinberg & Company, P.A.

On February 15, 2004, the Board adopted and the shareholders holding a majority of the outstanding common stock approved resolutions whereby the authorized share capital of Common stock be increased from 10,000,000 shares to 50,000,000 shares, the creation of a new class of preferred shares of 5,000,000 shares and the general authority to the Chief Executive Officer to issue up to 4,000,000 shares of Common stock to service providers, consultants and directors. The Board has unanimously adopted the above resolutions and an Information Statement regarding the above has been mailed to all shareholders on record as at February 5, 2004.

On February 26, 2004, the Company entered into a 6-month consulting agreement with Mr. Ahito Nakamura (“Mr. Nakamura”) starting March 4, 2004. The services to be rendered include identification and assistance with the location of potential business partners and the identification and negotiation of agreements with prospective joint venture and strategic alliance partners, specifically in Japan. As consideration for the services to be rendered, the Company issued 300,000 shares of common stock to Mr. Nakamura on about March 10, 2004.

On March 4, 2004, the Company entered into a 12-month consulting agreement with venFund Investment Management Limited (“Venfund”) starting March 4, 2004. The services to be rendered include consulting and advising on matters relating to structure, management and operation of the Company and its subsidiaries; identification and assistance of business partners; establishment of offices and operations outside and inside China; business dealings with Chinese entities, particularly with Chinese potential investors; the identification and negotiation of agreements with prospective joint venture and strategic alliance partners, both foreign and domestic; the preparation and implementation of new business plans; identification and securing of agreements with prospective officers, directors, consultants and employees. As consideration for the services to be rendered, the Company issued 800,000 shares of common stock to Venfund on about March 10, 2004.

On March 6, 2004, the Company entered into a 6-month consulting agreement with Mr. David Lui (“Mr. Lui”) starting March 6, 2004. The services to be rendered include identification and assistance with the location of potential business partners and the identification and negotiation of agreements with prospective joint venture and strategic alliance partners, specifically in Hong Kong. As consideration for the services to be rendered, the Company issued 600,000 shares of common stock to Mr. Lui on about March 10, 2004.

On March 10, 2004, the Company entered into a Share Exchange Agreement, with Acola, pursuant to which the Company will exchange all of its shares of stock in Teda BVI for approximately 95% of the issued and outstanding shares of Acola pursuant to the Agreement in accordance with the terms and subject to the conditions set forth in the Agreement and each of the exhibits thereto (the “Share Exchange”). Following the Share Exchange, the Company shall own Teda BVI indirectly through its ownership of approximately 95% of the issued and outstanding shares of Acola. The Board has been presented with and has reviewed the form of Agreement and the Lock Up Agreement and Escrow Agreement to be entered into in connection with completing the transactions set forth in the Agreement has deemed it to be in the best interests of the Company and its stockholders that the Company execute, deliver and perform the Transaction Documents and the agreements contemplated therein. At the close of the transaction, all of the current directors and executives of Acola has resigned in favor of new directors and executives as elected by the Company’s Board of Directors. The Company is contemplating a spin-off of the Company’s assets to its stockholders. After the spin off, the Company itself will have no assets or operations.

On about the same date, certain consultants who facilitated the Share Exchange were awarded restricted shares totaling 1,511,337 shares, or 7.3% of the total issued and outstanding capital of the surviving corporation, in addition to two new investors of the company who got 150,000 shares and 200,000 shares respectively, resulting in which the Company retains a 86% equity interest in Acola. An 8-K has been filed regarding this transaction.

On March 18, 2004, in accordance with the terms and conditions of a Convertible Promissory Note dated February 21, 2003, the holder of such note exercised its right to convert the debt into 7,000,000 shares of the Company’s common stock.

During 2004, the Company entered into an agreement with a consultant to provide legal service related to the spin-off of the Company’s subsidiaries.  The agreement calls for the Company to issue 20,000 shares of common stock upon completion of the spin-off.

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

(ii)

The Company filed Form 8-K with the SEC on August 20, 2003 reporting the acquisition of a 35%-held associate, Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited) on January 6, 2002.

(iii)

The Company reported a change in the certifying accountant of the Company on a Form 8-K filed with the SEC on January 28, 2004.

(iv)

The Company reported acquisition and disposition of assets on a Form 8-K filed with the SEC on March 19, 2004.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows: Fiscal Year 2002: $23,290; Fiscal Year 2003: $12,800.

Audit Related Fees

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:  Fiscal Year 2002: $0; Fiscal Year 2003: $0.

Tax Fees

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:  Fiscal Year 2002: $0; Fiscal Year 2003: $0.

All Other Accountant Fees

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for other professional services rendered by our principal accountants are as follows:  Fiscal Year 2002: $0; Fiscal Year 2003: $0.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement and Share Exchange dated as of May 1, 2002, by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (1)

2.2	Amendment to Stock Purchase Agreement and Share Exchange dated as of August 15, 2002 by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (2)

3.1	Articles of Incorporation (3)

3.2	Amendment to Articles of Incorporation (4)

3.3	Bylaws (3)

10.1

Joint Venture Contract for Tianjin Yide Real Estate Company Limited dated October 28, 1999, with Amendment dated January 6, 2002 and Share Transfer Agreement dated January 6, 2002 (EACH AS TRANSLATED FROM

ORIGINAL CHINESE) (5)

10.2	Management Agreement for Yangling Horizon Hotel dated September 2, 2000 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)

10.3	Management Agreement for Shenzhen Kindlion Hotel dated October 18, 2000 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)

10.4	Management Agreement for Tianjin International Club and Hotel dated June 29, 2001 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)

10.5	Management Agreement for Teda International Club Tianjin dated April 29, 2002 (AS TRANSLATED FROM ORIGINAL CHINESE) (5)

10.6	Consulting Agreement with Yadan Pan dated January 1, 2004. *

10.7	Consulting Agreement with David Lui dated March 6, 2004. *

10.8	Consulting Agreement with Ahito Nakamura dated February 26, 2004. *

10.9	Consulting Agreement with venFund dated March 4, 2004. *

14	Code of Ethics*

16	Letter on Change in Certifying Accountant (6)

21.1	Subsidiaries of the Registrant*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*

———————

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

(3)

Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed January 24, 2000.

(4)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed April 15, 2003.

(5)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-10QSB filed May 20, 2003.

(6)

Incorporated by reference to the Registrant’s Amendment No. 2 to the Current Report on Form 8-K filed

April 4, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: April 14, 2004	By:	/s/ Godfrey Chin Tong Hui
Godfrey Chin Tong Hui, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhi Ying Chang	Chairwoman of the Board	April 14, 2004
Zhi Ying Chang

/s/ Godfrey Chin Tong Hui	Director and Chief Executive Officer	April 14, 2004
Godfrey Chin Tong Hui

/s/ Hon Ming Wong	Director and Chief Financial Officer	April 14, 2004
Hon Ming Wong

TEDA TRAVEL INCORPORATED

AND SUBSIDIARIES

CONTENTS

Page	F-1	Independent Auditors' Report

Page	F-2	Consolidated Balance Sheet as of December 31, 2003

Page	F-3	Consolidated Statements of Operations for the Years Ended December 31, 2003 And 2002

Page	F-4	Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2003 And 2002

Page	F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 And 2002

Pages	F-6 – F-15	Notes To Consolidated Financial Statements As Of December 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

Teda Travel Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Teda Travel Incorporated and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Teda Travel Incorporated and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has entered into a plan to spin-off the operations of its two subsidiaries. After the spin-off, the Company will have no assets or operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

March 26, 2004

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS

ASSETS OF DISCONTINUED OPERATIONS	$3,916,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Convertible note payable	$3,350,000
Liabilities of discontinued operations	52,697
Total Current Liabilities	3,402,697

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,950,000 shares issued and outstanding	5,950
Additional paid-in capital	71,650
Retained earnings	436,578
Total Stockholders’ Equity	314,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,916,875

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

EXPENSES
Professional fees	$91,639	$—
Other selling, general and administrative	—	45
Total Expenses	91,639	45

LOSS FROM OPERATIONS	(91,639)	(45)

OTHER INCOME (EXPENSE)
Interest expense	(57,455)	—
Total Other Income (Expense)	(57,455)	—

LOSS BEFORE INCOME TAXES	(149,094)	(45)

Income taxes	—	—

NET LOSS FROM CONTINUING OPERATIONS	(149,094)	(45)

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of income taxes of $23,795 and $23,977, respectively	(40,654)	264,068

NET INCOME (LOSS)	$(189,748)	$264,023

NET INCOME (LOSS) PER COMMON SHARE – BASIC
Income (loss) per common share from continuing operations	$(0.02)	$—
Income (loss) per common share from discontinued operations	(0.01)	0.05
Net Income (Loss) Per Common Share – Basic	$(0.03)	$0.05

WEIGHTED AVERAGE – BASIC	5,950,000	5,646,712

NET INCOME (LOSS) PER COMMON SHARE – FULLY DILUTED
Income (loss) per common share from continuing operations	$(0.02)	$—
Income (loss) per common share from discontinued operations	(0.01)	0.04
Net Income (Loss) Per Common Share – Fully Diluted	$(0.03)	$0.04

WEIGHTED AVERAGE – FULLY DILUTED	5,950,000	5,894,762

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 2001	5,000,000	$5,000	$(4,900)	$362,303	$362,403

Stock issued in recapitalization of Gaige Financial Group	700,000	700	(655)	—	45

Stock issued for services	250,000	250	19,750	—	20,000

Net Income, 2002	—	—	—	264,023	264,023

Balance, December 31, 2002	5,950,000	5,950	14,195	626,326	646,471

In-kind contributions	—	—	57,455	—	57,455

Net Loss, 2003	—	—	—	(189,748)	(189,748)

BALANCE, December 31, 2003	5,950,000	$5,950	$71,650	$436,578	$514,178

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(189,748)	$264,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
In-kind contribution	57,455	—
(Increase) decrease in:
Discontinued operations, net	237,962	(260,696)
Net Cash Provided By Operating Activities	48,214	3,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations, net	(8,789)	(3,372)
Net Cash Used In Investing Activities	(8,789)	(3,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible note payable	3,350,000	—
Proceeds from issuance of common stock	—	45
Discontinued operations, net	(3,389,425)	—
Net Cash Provided By (Used In) Financing Activities	(39,425)	45

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(45)

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	—	45

CASH AND CASH EQUIVALENTS — END OF YEAR	$—	—

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest income	$—	$—

Cash paid for income taxes	$23,795	$23,977

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Nature of Operations and Organization

Teda Travel, Inc. (“Teda FL”) f/k/a Gaige Financial Corporation was incorporated under the laws of the state of Florida on December 6, 1999.

Teda Hotels Management Company, Limited (“Teda BVI”) was incorporated in the British Virgin Islands on June 25, 2001 (See Note 2).

Teda Hotels Management, Limited (“Teda HK”) was incorporated in Hong Kong on July 28, 2000 (See Note 2).

Teda FL, Teda BVI and Teda HK are hereafter referred to as (the “Company”).

The Company provides management services for hotels and resorts located in China and invests in real estate through its joint venture in China (See Note 2).

(B) Basis of Presentation

On July 12, 2002, Teda FL, (“Acquirer”) acquired 100% of Teda BVI and Teda HK for 5,000,000 shares of common stock.

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

(C) Principles of Consolidation

The accompanying consolidated financial statements for 2003 include the accounts of Teda FL, Teda BVI, Teda HK and its 35% investment in a joint venture. The accounts of Teda BVI, Teda HK and its 35% investment in a joint venture have been classified as discontinued operations (See Note 2).

The accompanying consolidated financial statements for 2002 include the accounts of Teda FL, Teda BVI, Teda HK and its 35% investment in a joint venture. The accounts of Teda BVI, Teda HK and its 35% investment in a joint venture have been classified as discontinued operations (See Note 2).

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

All significant intercompany transactions and balances have been eliminated in the consolidation.

(D) Use of Estimates

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

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight—line method over the estimated useful life of the assets from three to thirty nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(F) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered.

(G) Earnings Per Common Share

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

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

The following is the calculation of basic and diluted earnings per share for the years ended December 31, 2003 and 2002:

	2003	2002

BASIC:
Income (loss) applicable to common stockholders	$(189,748)	$264,023

Weighted average shares outstanding during the year	5,950,000	5,646,712

Basic earnings (loss) per share from continuing operations	$(0.02)	$—
Basic earnings (loss) per share from discontinued operations	(0.01)	0.05

Net Income (Loss) Per Share — Basic	$(0.03)	$0.05

FULLY DILUTED:

Income (loss) applicable to common stockholders	$(189,748)	$264,023

Weighted average shares outstanding during the year	5,950,000	5,646,712

EFFECT OF DILUTIVE SECURITIES:
Stock options	—	248,050

Fully diluted weighted average shares outstanding	5,950,000	5,894,762

Fully diluted earnings (loss) per share from continuing operations	$(0.02)	$0.00
Fully Diluted earnings (loss) per share from discontinued operations	(0.01)	0.04

Net Income (Loss) Per Share – Fully Diluted	$(0.03)	$0.04

(H) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting form changes in the exchange rate are charged or credited directly to the shareholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of December 31, 2003 and 2002.

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued interest approximate fair value due to the relatively short period to maturity for these instruments.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

(J) Stock—Based Compensation

The Company accounts for stock—based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees” and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock—Based Compensation”. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fait value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non—employees using the fair value method prescribed in SFAS 123.

(K) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(L) Long—Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).

In accordance with SFAS 142 and 144, long—lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long—lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long—lived assets.

(M) Concentration of Credit Risk

The Company maintains its cash in foreign bank deposit accounts, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash.

(N) Business Segments

The Company's operating segments are organized internally primarily by the type of services performed. The Company operates in one segment and therefore segment disclosure is not presented. The Company’s property management and real estate investments segments were held as discontinued operations in 2003 and 2002. All information for these two segments has been omitted from segment presentation.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

(O) New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51". FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “Primary Beneficiary”). In addition, FIN No. 46 required that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operations.

NOTE 2

DISCONTINUED OPERATIONS

On March 10, 2004, Teda FL approved the 100% spin—off of Teda BVI and Teda HK to Acola Corp. for 19,714,915 shares of common stock. As part of the transaction, the Company set up a share redemption plan to distribute the shares of Acola Corp. to the common stockholders of Teda FL. The financial statements for Teda BVI, Teda HK and its 35% investment in a joint venture have been classified as discontinued operations at December 31, 2003 and 2002. The amounts reported as assets and liabilities of net assets held from discontinued operations are as follows at December 31, 2003:

Current assets	$241,942
Property and equipment	13,064
Investment in affiliate	3,661,869

Assets of Discontinued Operations	$3,916,875

Current Portion of Liabilities of Discontinued Operations	$52,697

The operations of Teda BVI and Teda HK have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the years ending December 31, 2003 and 2002 and are summarized as follows:

	2003	2002

Net revenues	$396,794	$515,546

Operating expenses	$465,433	$452,001

Income (loss) from operations	$(68,639)	$63,545

Net income (loss)	$(40,654)	$264,068

NOTE 3

INVESTMENT IN AFFILIATE

On January 6, 2002, the Company acquired a 35% interest in a real estate joint venture located in China. The joint venture was formed to develop and manage a mixed—use complex of apartments, restaurants, a hotel and a private clubhouse. The joint venture was formed with a maximum life of 50 years. The joint venture partner is also a 20% stockholder of the Company.

The Company’s 35% interest in the joint venture is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since acquisition. The Company’s share of the earnings for 2003 was $51,408 (See Note 2).

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

A summary of the audited financial statements of the affiliate as of December 31, 2003 is as follows:

Current assets	$15,573,083
Non—current assets	32,624,627

Total Assets	48,197,710

Current liabilities	32,977,282
Non—current liabilities	4,837,929
Stockholders’ equity	10,382,499

Total Liabilities and Stockholders’ Equity	$48,197,710

Revenues	$9,910,030

Operating Income	2,720,928

Net Income	$1,026,918

The Company’s share of the earnings for 2003 after accounting for differences between Hong Kong GAAP and U.S. GAAP:

Company share at 35%	$359,421
Less U.S. GAAP adjustment for depreciation	308,013

Equity in earnings of affiliate	$51,408

NOTE 4

CONVERTIBLE PROMISSORY NOTE

During February 2003, the Company issued a $3.5 million, 2% convertible promissory note to its major shareholder in order to fund its joint venture commitment. The outstanding balance of the note and accrued interest automatically convert into 7,000,000 shares of common stock on February 23, 2004 unless paid in full prior to the maturity date. The Company determined that there was no beneficial conversion amount associated with the note based on the fair value of the Company’s common stock on the date of grant (See Note 11(B)).

NOTE 5

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company received management revenue of $327,381 and $296,630, respectively from two properties it manages that are owned by shareholders.

During the years ended December 31, 2003 and 2002, the Company paid $30,769 and $74,487, respectively to two directors for consulting and professional services.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

During the years ended December 31, 2003 and 2002, the Company paid rent of $19,582 and $20,675, respectively for office space leased from a director and stockholder (See Note 11).

NOTE 6

COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company leases corporate office space and office equipment under operating leases. Future minimum lease payments for the operating leases are as follows:

Year	Amount

2004	$35,500

2005	25,100

$60,600

Rent expense under operating leases for the years ended December 31, 2003 and 2002 aggregated $31,401 and $24,115, respectively.

NOTE 7

EQUITY

(A) Stock Issued for Services

During the year ended December 31, 2002, the Company issued 250,000 common shares for services valued at $20,000 based upon the book value of the Company at the date of grant.

(B) Common Stock Options

During the year ended December 31, 2002, the Company issued 250,000 common stock options at an exercise price of $.001per share. The exercise price is adjustable based upon the future opening trading value of the Company’s common stock. The fair market value was determined using the Black—Scholes option—pricing model using the following assumptions: no annual dividend, volatility of 10%, risk—free interest rate of 6.25% and a term of one year. The fair value of the options was minimal and no expense has been recorded in the financial statements.

NOTE 8

CONCENTRATION OF CREDIT RISK

The Company received 100% of its revenues from four hotels that it provides management services for located in China in 2003. Three of them constituted 52%, 31% and 15% of the revenue recorded for the year then ended.

The Company received 100% of its revenues from four hotels that it provides management services for located in China in 2002. Three of them constituted 45%, 33% and 12% of the revenue recorded for the year then ended.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

NOTE 9

INCOME TAXES

Income tax expense from continuing operations for the years ended December 31, 2003 and 2002 is summarized as follows:

	Current	Deferred	Total

2003
United States	$—	$—	$—
Foreign	—	—	—
	$—	$—	$—
2002
United States	$—	$—	$—
Foreign	—	—	—
	$—	$—	$—

Income tax expense for the years ended December 31, 2003 and 2002 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

	2003	2002

Expected income tax expense (benefit) from continuing operations	$(50,691)	$(6,815)

Items charged directly to stockholders’ equity	19,535	—

Valuation allowance increase	31,156	(6,815)

	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$37,971	$6,815
Total deferred tax assets	37,971	6,815
Less valuation allowance	37,971	6,815

Net deferred tax assets	$—	$—

At December 31, 2003, the Company had approximately $554,000 of undistributed earnings of the Company’s foreign subsidiaries. These earnings are considered to be indefinitely invested, and accordingly, no United States income tax has been provided for these earnings. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $117,500 for United States income tax purposes, available to offset future United States taxable income expiring on various dates beginning in 2021. The increase in the valuation allowance was $31,156.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003

NOTE 10

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has entered into a plan to spin—off the operations of its two subsidiaries. After the spin—off, the Company will have no assets or operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that action presently being taken to merge the Company and obtain additional funding provides the opportunity for the Company to continue as a going concern.

NOTE 11

SUBSEQUENT EVENTS

(A) Discontinued Operations

On March 10, 2004, Teda FL approved the 100% spin-off of Teda BVI and Teda HK to Acola Corp. for 19,714,915 shares of common stock.  As part of the transaction, the Company set up a share redemption plan to distribute the shares of Acola Corp. to the common stockholders of Teda FL.

(B) Consulting Agreements

During 2004, the Company entered into a six-month consulting agreement with an individual to provide strategic planning services for the Company.  The agreement calls for the Company to issue 300,000 shares of common stock.

During 2004, the Company entered into a twelve-month consulting agreement with a firm to provide strategic planning services for the Company.  The agreement calls for the Company to issue 800,000 shares of common stock.

During 2004, the Company entered into a six-month consulting agreement with an individual to provide strategic planning services for the Company.  The agreement calls for the Company to issue 600,000 shares of common stock.

During 2004, the Company into an agreement with a consultant to provide legal service related to the spin-off of the Company’s subsidiaries.  The agreement calls for the Company to issue 20,000 shares of common stock upon completion of the spin-off.

(C) Increase of Authorized Share Capital

During 2004, the Board of Directors and the majority of the stockholders of the Company approved an increase in the authorized number of shares of the Company’s common stock from 10,000,000 to 50,000,000 and to create and authorize 5,000,000 shares of preferred stock.

(D) Note Payable Conversion

During 2004, the Company issued 7,000,000 shares of common stock in full satisfaction of a note payable (See Note 4).