Form 10QSB
period 2004-03-31
TEDA TRAVEL INC
filed 2004-05-17
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-29077

TEDA TRAVEL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Florida	65-0963971
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong

(Address of principal executive offices)

Registrant’s Telephone Number, Including International Code and Area Code:

(011) (852) 2833-2186

 (Former name, former address and former fiscal year, if changed since last report)

As of May 17, 2004, the Issuer had outstanding 14,650,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☒

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASSETS

CURRENT ASSETS
Cash	$12,190
Accounts receivable, net	195,832
Prepaid expenses and other current assets	44,449
Due from director	5,028
Total Current Assets	257,499

PROPERTY AND EQUIPMENT – NET	11,899

INVESTMENT IN AFFILIATE	3,590,200

TOTAL ASSETS	$3,859,598

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$135,268

TOTAL LIABILITIES	135,268

MINORITY INTEREST	66,425

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,650,000 issued and outstanding	14,650
Common stock to be issued 600,000	600
Additional paid-in capital	6,120,535
Deferred consulting expense	(846,783)
Retained earnings	(1,631,097)
Total Stockholders’ Equity	3,657,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,859,598

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

REVENUE, NET	$109,283	$93,594

EXPENSES
Stock and warrants issued for services	2,223,042	—
Professional fees	92,685	21,837
Payroll	43,142	48,323
Management fees	7,692	8,181
Other selling, general and administrative	27,162	30,416
Total Expenses	2,393,723	108,757

LOSS FROM CONTINUING OPERATIONS	(2,284,440)	(15,163)

OTHER INCOME (EXPENSE)
Interest income	—	2,466
Equity earnings (loss) of affiliate	(71,668)	(303,806)
Total Other Income (Expenses)	(71,668)	(301,340)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(2,356,108)	(316,503)

Less: loss in subsidiary attributed to minority interest	295,214	—

LOSS BEFORE INCOME TAXES	(2,060,894)	(316,503)

Income taxes	6,781	4,891

NET LOSS	$(2,067,675)	$(321,394)

Net loss per common share - basic and diluted	$(0.22)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	9,329,121	5,950,000

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,067,675)	$(321,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165	894
Stock and warrants issued for consulting services	2,223,042	—
Earnings in affiliate	71,668	303,806
Minority interest	295,214
Increase (decrease) in:
Accounts receivable	(107,323)	8,054
Prepaid expenses	10,906	(34,047)
Decrease in:
Accounts payable and accrued expenses	82,571	(23,909)
Net Cash Provided By (Used In) Operating Activities	509,568	(66,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,346)
Investment in affiliate	—	(1,192,308)
Due from director	(5,028)	—
Due from stockholders	—	(1,391)
Net Cash Used In Investing Activities	(5,028)	(1,196,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to minority stockholders	(590,429)	—
Proceeds from convertible note payable	—	1,192,308
Net Cash Provided By (Used In) Financing Activities	(590,429)	1,192,308

DECREASE IN CASH AND CASH EQUIVALENTS	(85,889)	(70,333)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	98,079	323,283

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,190	$252,950

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB.

NOTE 2

DISTRIBUTION OF MINORITY INTEREST

On March 12, 2004, Teda Travel, Inc. consummated an agreement with Acola Corp. pursuant to which Teda Travel, Inc. exchanged 100% of the then issued and outstanding shares of common stock of Teda Hotels Management Company, Limited for 17,853,578 shares or approximately 86% of the common stock of Acola Corp.  The Company recorded a distribution of 361,740 to the minority stockholders for the value of the interest retained by the stockholders of Acola Corp. Acola Corp. was renamed Teda Travel Group, Inc. subsequent to the merger.

NOTE 3

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements for 2004 include the accounts of Teda Travel, Inc. and its 86% owned subsidiary Teda Travel Group, Inc. hereafter referred to as (the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements for 2003 include the accounts of Teda Travel, Inc. and its wholly owned subsidiary Teda Hotels Management Company, Limited hereafter referred to as (the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

NOTE 4

INVESTMENT IN AFFILIATE

On January 6, 2002, the Company’s subsidiary  acquired a 35% interest in a real estate joint venture located in China. The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse. The joint venture was formed with a maximum life of 50 years. The joint venture partner is also a 58% stockholder of the Company.

A summary of the unaudited condensed consolidated financial statements of the affiliate as of March 31, 2004 is as follows:

Current assets	$14,257,178
Non-current assets	33,685,654

Total Assets	47,942,832

Current liabilities	31,400,850
Non-current liabilities	4,837,930
Stockholders’ equity	11,704,052

Total Liabilities and Stockholders’ Equity	47,942,832

Revenues	$3,407,749

Gross Profit	816,363

Net Income	36,588

The Company’s share of the loss for 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company shares at 35%	$12,806
Less: U.S. GAAP adjustment for depreciation	84,474

Equity in loss of affiliate	$(71,668)

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

NOTE 5

RELATED PARTY TRANSACTIONS

See Notes 4 and 6.

During the three months ended March 31, 2004 and 2003, the Company received management revenue of $94,106 and $64,367, respectively from two properties it manages that are owned by a shareholder.

During the three months ended March 31, 2004 and 2003, the Company paid $7,692 to two directors for consulting and professional services.

During the three months ended March 31, 2004, the Company paid $8,181 to a director and stockholder for office space.

NOTE 6

STOCKHOLDERS’ EQUITY

(A) Stock Issued for Services

During 2004, the Company issued 1,700,000 shares of common stock and recorded 600,000 shares of common stock to be issued for consulting services valued for financial accounting purposes at $ 1,092,500 based upon recent cash offering prices.

(B) Stock Issued in Exchange for Debt

During 2004, the Company issued 7,000,000 shares of common stock in full satisfaction of a note payable to a related party (See Note 4 and 5).

(C) Increase in Authorized Capital

During 2004, the Company increased its authorized common stock from 10,000,000 to 50,000,000 and authorized 5,000,000 shares of preferred stock in one or more series as determined by the board of directors.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

NOTE 7

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

	Property Management	Real Estate Investments	Total
2004

Revenue	$109,283	$—	$109,283

Loss from operations	(1,996,007)	(71,668)	(2,067,675)

Depreciation	1,165	—	1,165

Assets	269,398	3,590,200	3,859,598

Capital Expenditures	—	—	—
	Property Management	Real Estate Investments	Total
2003

Revenue	$93,594	$—	$93,594

Loss from operations	(15,163)	(303,806)	(321,394)

Depreciation	894	—	894

Assets	469,904	3,306,654	3,776,558

Capital Expenditures	2,346	—	2,346

NOTE 8

SUBSEQUENT EVENTS

During April 2004, the Company issued 400,000 and 50,000 shares of common stock to its Chief Executive Officer and Chief Financial Officer respectively for entering into a 2-year employment agreement with the Company valued at a recent offering price aggregating $213,750. In the same month, the Company issued an additional 150,000 shares of common stock to its Chief Financial Officer as an award for past services to the Company valued at a recent offering price at $71,250.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

During April 2004, the Company issued 1,630,000 shares of common stock to consultants for serviced valued at a recent offering price aggregating $783,250 ($0.475 per share) based upon recent cash offering prices.

As part of the share exchange transaction with Acola (or, TTGI), the Company plans to set up a share redemption plan to distribute the shares of TTGI to the common stockholders of the Company in exchange of shares held by them.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

Overview

The Company, formerly known Gaige Financial Group, Inc., is a Florida corporation incorporated on December 6, 1999. Effective July 12, 2002, the Company issued 5,000,000 shares of its common stock to the shareholders of Teda BVI, in exchange for all of the shares of capital stock of Teda BVI.

Prior to the merger, the Company had no material operations. The merger was accounted for as a recapitalization of Teda BVI, as the shareholders of Teda BVI acquired capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of Teda BVI were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception. On March 10, 2004, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with its wholly owned subsidiary, Teda BVI and Acola Corp., a Delaware Corporation (“Acola”). Pursuant to the terms of the Exchange Agreement, the Company exchanged 100% of its equity interest in Teda BVI in return for 19,714,915 shares of Acola common stock, representing approximately 86% of the issued share capital of Acola. As part of the transaction, the Company plans to set up a share redemption plan to distribute the shares of Acola to the common stockholders of the Company.

After the transaction closed on March 12, 2004, the Company has no operations of its own, except for an approximately 86% equity interest in Acola (renamed as Teda Travel Group, Inc. on April 20, 2004) and its subsidiaries.

For more information relating to the Company’s business, please see the section entitled “Business” in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004.

Consolidated Results of Operations

For the quarterly periods ended March 31, 2004 and March 31, 2003

Revenues. Revenues for the period ended March 31, 2004 were $109,283 as compared to revenues of $93,594 for the same period last year, an increase of $15,689, or 17%. We had growth in the current quarter, with one of the hotels, Teda International Club, recording a 69% increase in revenue when compared to that of last year, which was partially offset by the effect of one of our hotels in Xian has ceased operations since April 2003. The last quarter was affected by the outbreak of SARS in the region. Beginning in late December 2002, the SARS epidemic spread rapidly to many major cities in China but was substantially under control since July 2003. This resulted in a significant drop in occupancy of hotels managed by the Company leading to a decline in revenues in 2003.

During the period ended March 31, 2004 and 2003, the Company received $94,106 and $64,367, which amounts accounted for 86% and 69%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Management Fees (Rentals). Management fees for the period ended March 31, 2004 were $7,692 as compared to $8,181 for the period ended March 31, 2003, a decrease of $489 or 6%. The decrease was attributed to reduced rental incurred for the Company’s new principal office in Hong Kong.

Other Selling, G&A expenses. Other selling, G&A expenses for the period ended March 31, 2004 were $119,847 as compared to $52,253 for the period ended March 31, 2003, an increase of $65,594 or 125%. The significant increases in Other Selling, G&A is due to the counsel cost incurred on due diligence, share exchange agreement drafting and the associated cost in instituting the Share Exchange transaction that closed on March 12, 2004, in addition to the other costs incurred for implementing procedures to satisfy regulations within the Sarbanes-Oxley Act, the Company expects the legal costs to reduce significantly hereafter.

Stock issued for services. The Company incurred stock compensation expenses of $2,223,042, being the fair value of restricted common shares and warrants issued to consultants relating to the share exchange transaction which closed on March 12, 2004 and ongoing consultancy services to the Company.

Loss from Operations. The Company recorded a loss of ($2,284,440) from Operations for the period ended March 31, 2004 as compared to a loss of ($15,163). The loss from Operations reflected an increase in expenses as outlined above, mostly that of the stock issued for services and not sufficiently covered by the increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of ($71,668) for the period ended March 31, 2004 as compared to ($303,806) for the period ended March 31, 2003.  The reduced equity loss was due to better sales of apartments in the current quarter, than the corresponding quarter last year and better sales and occupancy of the hotel and clubhouse in the real estate joint venture in the current quarter as compared with the corresponding quarter last year. Sales of apartments and occupancy rates were effected by the outbreak of the SARS epidemic.

Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for period ended March 31, 2004 were $6,781 as compared to $4,891 for the period ended March 31, 2003, an increase of $1,890 or 38.6%.

Net Loss. The Company recorded a net loss of ($2,067,675) as compared to a net loss of ($321,394) for the same period last year. The significant increase is mainly due to the $2,223,042 expenses derived from the stock issued for services described above but was partially offset by loss in its subsidiary attributed to minority interest, when nil was incurred in the same period last year.

Consolidated Financial Condition

Liquidity and Capital Resources – March 31, 2004

Operating. For the period ended March 31, 2004, the Group’s operations provided cash resources of $509,568, as compared to utilizing cash of $66,596 for the period ended March 31, 2003, an increase of $576,164. This is mainly attributed to improving cash collections on revenue recorded during the current period.

Investing. For the period ended March 31, 2004, the Group’s operations utilized $5,028 for investing activities, as compared to $1,196,045 for the period ended March 31, 2003, a decrease of $1,191,017. This is due to the fact that the Company settled $1,192,308 towards an investment into an affiliate in the People’s Republic of China in the same period last year.

Based on past performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through at least the next 12 months. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Item 3. Controls and Procedures.

The Company’s senior management team, led by Chief Executive Officer Godfrey Chin Tong Hui and Chief Financial Officer Hon Ming Wong, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that said disclosure controls and procedures are adequate. There have not been any significant changes in the Company’s internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, since the date of management’s evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its Officers or Directors.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

A majority of our security holders consented to the amendment of our Articles of Incorporation to increase the authorized shares of the Company’s common stock and to make certain other changes and to authorize the issuance of shares to consultants, directors and other service providers as set forth in the Definitive Information Statement on Schedule 14C filed with the Commission on February 26, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit No.

Description

2.1

Share Exchange Agreement (1)

3.1

Articles of Restatement of the Articles of Incorporation (2)

3.2

Bylaws (3)

31.1

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1

Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2

Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

——————

*

Filed herewith.

(1)

Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 19, 2004.

(2)

Incorporated by reference to the Registrant's Information Statement on Schedule 14C filed with the Commission on February 26, 2004.

(3)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed April 15, 2003.

(b)

Report of Form 8-K

On January 28, 2004, the Company filed a Current Report on Form 8-K disclosing a change in its auditors.

On March 19, 2004, the Company filed a Current Report on Form 8-K that discloses the Share Exchange Transaction of the Registrant that was effective as of March 12, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: May 17, 2004	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: May 17, 2004	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer