Form 10QSB
period 2004-06-30
TEDA TRAVEL INC
filed 2004-08-16
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(g) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of August 13, 2004, the Issuer had outstanding 16,880,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$5,716
Accounts receivable, net	172,119
Prepaid expenses and other current assets	22,737
Due from director	16,730
Total Current Assets	217,302

PROPERTY AND EQUIPMENT – NET	50,425

INVESTMENT IN AFFILIATE	3,360,452

TOTAL ASSETS	$3,628,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$102,988
Due to related party	20,988

TOTAL LIABILITIES	123,976

MINORITY INTEREST	41,776

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,880,000 issued and outstanding	16,880
Additional paid-in capital	7,565,446
Deferred consulting expense	(710,115)
Retained earnings	(3,409,784)
Total Stockholders’ Equity	3,462,427

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,268,179

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

REVENUE, NET	$136,046	$50,635	$245,329	$144,229

EXPENSES
Professional fees	30,080	—	122,765	21,837
Stock issued for services	1,719,314	—	3,942,356	—
Payroll	44,600	47,575	87,742	95,897
Management fees	7,693	7,692	15,385	15,385
Other selling, general and administrative	35,552	116,423	62,714	144,977
Total Expenses	1,837,239	171,690	4,230,962	278,096

LOSS FROM CONTINUING OPERATIONS	(1,701,193)	(121,055)	(3,985,633)	(133,867)

OTHER INCOME (EXPENSE)
Interest income	36	15	36	130
Equity earnings (loss) of affiliate	(229,748)	(253,977)	(301,416)	(557,783)
Total Other Income (Expenses)	(229,712)	(253,962)	(301,380)	(557,653)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,930,905)	(375,017)	(4,287,013)	(557,653)

Less: loss in subsidiary attributed to minority interest	160,754	—	455,968	—

LOSS BEFORE INCOME TAXES	(1,770,151)	(375,017)	(3,831,045)	(691,520)

Income taxes	8,536	3,017	15,317	7,908

NET LOSS	$(1,778,687)	$(378,034)	$(3,846,362)	$(699,428)

Net loss per common share - basic and diluted	$(0.11)	$(0.06)	$(0.14)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	16,565,604	5,950,000	12,614,167	5,950,000

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,846,362)	$(699,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,275	2,210
Stock and warrants issued for consulting services	3,942,356	—
Earnings in affiliate	301,416	557,783
Minority interest	(455,968)	—
Increase (decrease) in:
Accounts receivable	(83,610)	(18,107)
Prepaid expenses	32,618	(27,505)
Decrease (increase) in:
Accounts payable and accrued expenses	71,278	(27,474)
Net Cash Used In Operating Activities	(31,997)	(212,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,636)	(7,417)
Due from related parties	(16,730)	(605)
Net Cash Used In Investing Activities	(60,366)	(8,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to affiliate	—	1,192,308
Proceeds from convertible note payable	—	(1,192,308)
Net Cash Provided By (Used In) Financing Activities	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	(92,363)	(220,543)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	98,079	323,283

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,716	$102,740

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company converted a note payable of $3,350,000 into common stock.

During 2004, the Company recorded a $136,005 increase in stockholders’ equity from the sale of common stock by its subsidiary.

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

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

NOTE 2

DISTRIBUTION OF MINORITY INTEREST

On March 12, 2004, Teda Travel, Inc. consummated an agreement with Acola Corp. pursuant to which Teda Travel, Inc. exchanged 100% of the then issued and outstanding shares of common stock of Teda Hotels Management Company, Limited for 17,853,578 shares or approximately 86% of the common stock of Acola Corp. The Company recorded a distribution of 361,740 to the minority stockholders for the value of the interest retained by the stockholders of Acola Corp. Acola Corp. was renamed Teda Travel Group, Inc. subsequent to the merger. During May 2004, Teda Travel Group, Inc. issued additional shares of common stock thereby reducing Teda Travel, Inc.’s ownership to 83%.

NOTE 3

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements for 2004 include the accounts of Teda Travel, Inc. and its 83% owned subsidiary Teda Travel Group, Inc. hereafter referred to as (the “Company”). All significant inter-company transactions and balances have been eliminated in consolidation.

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

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

NOTE 4

INVESTMENT IN AFFILIATE

On January 6, 2002, the Company’s subsidiary acquired a 35% interest in a real estate joint venture located in China. The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse. The joint venture was formed with a maximum life of 50 years. The joint venture partner is also a 58% stockholder of the Company. A summary of the unaudited condensed consolidated financial statements of the affiliate as of June 30, 2004 s as follows:

Current assets	$15,573,083
Non-current assets	33,829,604

Total Assets	49,402,687

Current liabilities	32,897,293
Non-current liabilities	4,837,930
Stockholders’ equity	11,667,464

Total Liabilities and Stockholders’ Equity	49,402,687

Revenues	$5,114,693

Gross Profit	1,264,286

Net Loss	(378,481)

The Company’s share of the loss for the six months ended June 30, 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company shares at 35%	$(132,468)
Less: U.S. GAAP adjustment for depreciation	168,948

Equity in loss of affiliate	$(301,416)

NOTE 5

RELATED PARTY TRANSACTIONS

See Notes 4 and 6.

During the six months ended June 30, 2004 and 2003, the Company received management revenue of $213,012 and $105,878, respectively from two properties it manages that are owned by a shareholder.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

During the six months ended June 30, 2004 and 2003, the Company paid $15,385 to two directors for consulting and professional services.

During the six months ended June 30, 2004, the Company paid $60,550 to a director and stockholder for office space.

NOTE 6

STOCKHOLDERS’ EQUITY

(A) Stock Issued for Services

During March 2004, the Company issued 1,700,000 shares of common stock and recorded 600,000 shares of common stock to be issued for consulting services valued for financial accounting purposes at $ 1,092,500 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $696,967 and recorded deferred stock compensation of $395,533 as of June 30, 2004.

During April 2004, the Company issued 1,030,000 shares of common stock for consulting services valued for financial accounting purposes at $ 489,250 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $174,668 and recorded deferred stock compensation of $314,582 as of June 30, 2004.

During April 2004, the Company issued 400,000 and 50,000 shares of common stock to its Chief Executive Officer and Chief Financial Officer respectively, for entering into two-year employment agreements valued at a recent offering price aggregating $213,750. In addition, the Company issued 150,000 shares of common stock to its Chief Financial Officer as an award for past services to the Company valued at a recent cash offering price at $71,250.

(B) Stock Issued in Exchange for Debt

During January 2004, the Company issued 7,000,000 shares of common stock in full satisfaction of a note payable to a related party (See Note 4 and 5).

(C) Increase in Authorized Capital

During 2004, the Company increased its authorized common stock from 10,000,000 to 50,000,000 and authorized 5,000,000 shares of preferred stock in one or more series as determined by the board of directors.

(D) Stock Issued by Subsidiary

During 2004, the Company’s subsidiary issued common stock for consulting services valued on the date of grant at $2,785,721. The increase in the number of

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

shares issued reduced the Company’s ownership from 86% to 83%. The Company recorded an increase in stockholders’ equity of $136,005 as a result of the stock issuances.

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

2004	Property Management	Real Estate Investments	Total

Revenue	$245,329	$—	$245,329

Loss from operations	(3,544,946)	(301,416)	(3,846,362)

Depreciation	6,275	—	6,275

Assets	267,727	3,360,452	3,628,179

Capital Expenditures	43,636	—	43,636

2003	Property Management	Real Estate Investments	Total

Revenue	$144,229	$—	$144,229

Loss from operations	(141,645)	(557,783)	(699,428)

Depreciation	2,210	—	2,210

Assets	343,068	3,052,677	3,399,745

Capital Expenditures	7,417	—	7,417

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statements

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

The following discussion regarding the Company and its business and operations contains “forward-looking statements” within the meaning of Private Securities Litigation Reform Act 1995 (the “Reform Act”). The safe harbor provided to companies for forward looking statements are unavailable to us. However, these statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the risk factors discussed in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 14, 2004. For more information about said risk factors, please see the section entitled “Risk Factors” within Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in the Company’s Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission on April 14, 2004. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

Overview

The Company, formerly known Gaige Financial Group, Inc., is a Florida corporation incorporated on December 6, 1999. Effective July 12, 2002, the Company issued 5,000,000 shares of its common stock to the shareholders of Teda BVI, in exchange for all of the shares of capital stock of Teda BVI.

Prior to the merger, the Company had no material operations. The merger was accounted for as a recapitalization of Teda BVI, as the shareholders of Teda BVI acquired capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of Teda BVI were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception. On March 10, 2004, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with its wholly owned subsidiary, Teda BVI and Acola Corp., a Delaware Corporation (“Acola”). Pursuant to the terms of the Exchange Agreement, the Company spun off 100% of its equity interest in Teda BVI to Acola, in return for 19,714,915 shares of Acola common stock, representing 95% of the issued share capital of Acola. After the transaction closed on March 12, 2004, the Company has no operations of its own, except from an 86% equity interest into Acola (renamed as Teda Travel Group, Inc. since April 20, 2004) and its subsidiaries. The Company plans to set up a share redemption plan to distribute the shares of Acola to the common stockholders to the Company.

For more information relating to the Company’s business prior to spin off, please see the section entitled “Business” in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004.

Consolidated Results of Operations

For the quarterly periods ended June 30, 2004 and June 30, 2003

Revenues. Revenues for the quarter ended June 30, 2004 were $136,046 as compared to revenues of $50,635 for the same quarter last year, an increase of $85,411 or 169%. We had significant growth in the current quarter, with all of the hotels, especially Teda International Club, recording a 145% increase in revenue when compared to that of last year. Occupancy rate for the quarter was approximately 70% vs. 33% last year. The same quarter last year was affected by the outbreak of SARS in the region. Beginning in late December 2002, the SARS epidemic spread rapidly to many major cities in China but was substantially under control since July 2003. This resulted in a significant drop in occupancy of hotels managed by the Company leading to a decline in revenues in 2003.

During the quarter ended June 30, 2004 and 2003, the Company received $118,906 and $41,511, which amounts accounted for 87% and 82%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the quarter ended June 30, 2004 were $110,232 as compared to $163,998 for that of last year, a decrease of $53,766 or 33%. The decrease is mainly attributed to cost containment measures implemented by the Company, and no bad debt provision was made this year while $21,805 was made last year.

Stock issued for services. The Company record ed stock compensation expenses of $1,719,314, being fair value of restricted common shares and warrants issued to consultants and employees relating to the share exchange transaction which closed on March 12, 2004 and ongoing consultancy services for the Company.

Loss from Operations. The Company incurred a loss from operations of $1,710,193 for the quarter ended June 30, 2004 as compared to a loss of $121,055. The loss from Operations reflected an increase in expenses as outlined above, mostly that of the stock issued for services and not sufficiently covered by the increase in revenue.

Equity loss in associate. The Company recorded an equity loss in affiliate of $229,748 for the quarter ended June 30, 2004 as compared to $253,977 for the quarter ended June 30, 2003. The reduced equity loss was due to better sales of apartments in the current quarter, than the corresponding quarter last year and better sales and occupancy of the hotel and clubhouse in the real estate joint venture in the current quarter as compared with the corresponding quarter last year.

Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to withholding income tax in the People’s Republic of China depending upon the province in which a particular hotel is located. Income tax expenses the Company charged to the consolidated income statement for quarter ended June 30, 2004 were $8,536 as compared to $3,017 for the quarter ended June 30, 2003, an increase of $5,519, or 183%.

Net Loss. The Company recorded a net loss of $1,778,687 as compared to a net loss of $378,034 for the same quarter last year. The significant increase is mainly due to the $1,719,314 expense derived from the stock issued for services described above, partially offset by an increase in revenue.

For six months ended June 30, 2004 and June 30, 2003

Revenues. Revenues for the six months ended June 30, 2004 were $245,329 as compared to revenues of $144,229 for the same period last year, an increase of $101,100 or 70%. We recorded significant rebound since China recovers from the outbreak of the SARS epidemic for the first and second quarter in 2003. Occupancy rate for the six months increased from about 30% last year to about 69% this year.

For the six months ended June 30, 2004 and 2003, the Company received $213,012 and $105,878 which amounts accounted for 87% and 73%, respectively, of the Company’s revenues and which amounts derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the six months ended June 30, 2004 were $273,221 as compared to $262,711, an increase of $10,510 or 4%. The increase is due to more legal cost incurred during this year to effect reverse merger transaction which is of a non-recurrent nature.

Stock issued for services. The Company record ed stock compensation expenses of $3,942,356, being fair value of restricted common shares and warrants issued to consultants and employees relating to the share exchange transaction which closed on March 12, 2004 and ongoing consultancy services for the Company.

Loss from Operations. The Company recorded a loss of $3,985,633 for the six months ended June 30, 2004 as compared to a loss of $133,867 in 2003. The loss from Operations reflected an increase in expenses as outlined above, mostly that of the stock issued for services at $3,942,356 and not sufficiently covered by the increase in revenue.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $301,416 for the six months ended June 30, 2004 as compared to $557,783 for that ended June 30, 2003. The reduced equity loss was due to better sales of apartments in the current period, than the corresponding period last year and better sales and occupancy of the hotel and clubhouse in the real estate joint venture in the current period due to the adverse impact of SARS in 2003.

Income tax. Income tax expenses the Company charged to the consolidated income statement for the six months ended June 30, 2004 were $15,317 as compared to $7,908 for the six months ended June 30, 2003, an increase of $7,409 or 107%.

Net Loss. The Company recorded a net loss of $3,846,362 for the six months ended June 30, 2004 as compared to a net loss of $699,428 for the same period last year. The increase in net loss by $3,146,934 is due to the cost of stock issued for services that amounted to $3,942,356 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business as mentioned above.

Consolidated Financial Condition

Liquidity and Capital Resources – June 30, 2004

Operating. For the period ended June 30, 2004, the Group’s operations utilized cash resources of $31,997 as compared to utilizing cash of $212,521 for the period ended June 30, 2003, a decrease of $180,524 or 85%. This is mainly attributable to increase in professional fees paid from the share exchange transaction described above, partially offset by increased collections of accounts receivable during the period.

Investing and financing. For the period ended June 30, 2004, the Group’s investing activities utili z ed cash resources of $60,366, as compared to utili z ing cash of $8,022 for the period ended June 30, 2003, a increase of $52,344 or 653%. This is attributable to the purchase of a company car during the period.

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

PART II – OTHER INFORMATION

Item 2.

Changes in Securities

During April 2004, the Company issued 1,030,000 shares of common stock for consulting services valued for financial accounting purposes at $ 489,250 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $174,668 and recorded deferred stock compensation of $314,582 as of June 30, 2004. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

During April 2004, the Company issued 400,000 and 50,000 shares of common stock to its Chief Executive Officer and Chief Financial Officer respectively, for entering into two-year employment agreements valued at a recent offering price aggregating $213,750. In addition, the Company issued 150,000 shares of common stock to its Chief Financial Officer as an award for past services to the Company valued at a recent cash offering price at $71,250. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibit Index

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

(b)

Report of Form 8-K

There were no Current Reports on Form 8-K filed during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: August 13, 2004	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: August 13, 2004	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer