Form 10QSB
period 2004-09-30
TEDA TRAVEL INC
filed 2004-11-16
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission file number 000-29077

TEDA TRAVEL INCORPORATED

(Exact name of small business issuer as specified in its charter)

Florida	65-0963971
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong

(Address of principal executive offices)

Registrant’s Telephone Number, Including International Code and Area Code:

(011) (852) 2833-2186

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(g) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 13, 2004, the Issuer had outstanding 16,880,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGES	4 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004 (UNAUDITED)

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$138,293
Accounts receivable, net	168,982
Prepaid expenses and other current assets	90,269
Due from director	21,645
Total Current Assets	419,189

PROPERTY AND EQUIPMENT – NET	45,841

INVESTMENT IN AFFILIATE	3,135,416

TOTAL ASSETS	$3,600,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,912
Capital lease – current	9,359
Note payable – related party	169,993
Due to related party	21,601
Total Current Liabilities	334,865

LONG-TERM LIABILITIES
Capital lease – long-term	14,819
Total Long-Term Liabilities	14,819

TOTAL LIABILITIES	349,684

MINORITY INTEREST	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,880,000 issued and outstanding	16,880
Additional paid-in capital	7,948,322
Deferred consulting expense	(199,104)
Retained earnings	(4,515,336)
Total Stockholders’ Equity	3,250,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,600,446

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

REVENUE, NET	$141,117	$127,123	$386,446	$271,353

EXPENSES
Stock issued for services	902,387	-	4,836,145	-
Professional fees	40,038	-	171,401	-
Payroll	60,676	48,741	148,418	144,376
Management fees	7,692	7,692	23,077	23,077
Other selling, general and administrative	43,759	82,392	106,473	249,375
Total Expenses	1,054,552	138,825	5,285,514	416,828

LOSS FROM OPERATIONS	(913,435)	(11,702)	(4,899,068)	(145,475)

OTHER INCOME (EXPENSE)
Other income	-	3	-	39
Interest income	4	-	40	-
Equity loss of affiliate	(225,036)	(247,528)	(526,452)	(805,311)
Total Other Income (Expenses)	(225,032)	(247,525)	(526,412)	(805,272)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,138,467)	(259,227)	(5,425,480)	(950,747)

Less: loss in subsidiary attributed to minority interest	41,776	-	497,744	-

LOSS BEFORE INCOME TAXES	(1,096,691)	(259,227)	(4,927,736)	(950,747)

Income taxes	8,861	8,025	24,178	15,933

NET LOSS	$(1,105,552)	$(267,252)	$(4,951,914)	$(966,680)

Net loss per common share - basic and diluted	$(0.07)	$(0.04)	(0.35)	(0.16)

Weighted average number of common shares outstanding – basic and diluted	16,880,000	5,950,000	13,996,056	5,950,000

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,951,914)	$(966,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(497,744)	-
Depreciation and amortization	11,257	3,638
Stock and warrants issued for consulting services	4,836,243	-
Loss in affiliate	526,452	805,311
Increase (decrease) in:
Accounts receivable	(80,473)	(75,994)
Prepaid expenses	(34,914)	(23,930)
Decrease (increase) in:
Accounts payable and accrued expenses	81,215	4,696
Net Cash Used In Operating Activities	(109,878)	(252,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,165)	(8,745)
Investment in affiliate	-	(3,386,551)
Net Cash Used In Investing Activities	(12,165)	(3,395,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	21,601	(358)
Due from directors	(21,645)	6,659
Proceeds from convertible note payable	-	3,350,000
Payments on note payable – related party	(9,066)	-
Proceeds from note payable – related party	179,058	-
Payments on capital lease	(7,691)	-
Net Cash Provided By Financing Activities	162,257	3,356,301

INCREASE (DECREASE) IN CASH	40,214	(291,954)

CASH – BEGINNING OF PERIOD	98,079	323,283

CASH – END OF PERIOD	$138,293	$31,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company converted a note payable of $3,350,000 into common stock.

During 2004, the Company recorded a $136,005 increase in stockholders’ equity from the sale of common stock by its subsidiary.

During 2004, the Company leased a vehicle under a capital lease for $24,178.

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

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

NOTE 2

DISTRIBUTION OF MINORITY INTEREST

On March 12, 2004, Teda Travel, Inc. consummated an agreement with Acola Corp. pursuant to which Teda Travel, Inc. exchanged 100% of the then issued and outstanding shares of common stock of Teda Hotels Management Company, Limited for 17,853,578 common shares or approximately 86% of the common stock of Acola Corp. The Company recorded a distribution of 361,740 common shares to the minority stockholders for the value of the interest retained by the stockholders of Acola Corp. Acola Corp. was renamed Teda Travel Group, Inc. subsequent to the merger. During May 2004, Teda Travel Group, Inc. issued additional shares of common stock thereby reducing Teda Travel, Inc.’s ownership to 83%.

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

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

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

A summary of the unaudited condensed consolidated financial statements of the affiliate as of September 30, 2004 as follows:

Current assets	$16,803,621
Non-current assets	33,726,512

Total Assets	50,530,133

Current liabilities	34,804,827
Non-current liabilities	4,837,929
Stockholders’ equity	10,887,377

Total Liabilities and Stockholders’ Equity	50,530,133

Revenues	$6,713,362

Gross Profit	1,826,895

Net Loss	(780,086)

The Company’s share of the loss for the nine months ended September 30, 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP are as follows:

Company shares at 35%	$(273,030)
Less: U.S. GAAP adjustment for depreciation	253,422

Equity in loss of affiliate	$(526,452)

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 5

RELATED PARTY TRANSACTIONS

See Notes 4 and 6.

During the nine months ended September 30, 2004 and 2003, the Company received management revenue of $336,494 and $217,898, respectively from two properties it manages that are owned by a shareholder.

During the nine months ended September 30, 2004 and 2003, the Company paid $23,077 to two directors for consulting and professional services.

During the nine months ended September 30, 2004, the Company paid $21,967 to a director and stockholder for office space.

During the nine months ended September 30, 2004, the Company received a note payable from a stockholder of $179,058.

NOTE 6

DUE TO RELATED PARTIES

The Company’s affiliate, Teda Travel, Inc. which owns approximately 86% of our common stock has advanced the Company $3,258,360. The amounts are unsecured, non-interest bearing and due on demand.

At September 30, 2004, a related party is owed $21,602 for office space leased to the Company.

NOTE 7

NOTE PAYABLE – RELATED PARTY

During September 2004, the Company issued a note payable to a stockholder for $179,058. The loan bears interest at 3% per annum and is unsecured. The note payable balance at September 30, 2004 is $169,992.

NOTE 8

CAPITAL LEASE

During 2004, the Company leased a vehicle under a three year capital lease agreement valued at $34,102. The agreement calls for the Company to make 36 monthly payments of $885 through May 2007.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 9

STOCKHOLDERS’ EQUITY

(A) Stock Issued for Services

During March 2004, the Company issued 1,700,000 shares of common stock and recorded 600,000 shares of common stock to be issued for consulting services valued for financial accounting purposes at $ 1,092,500 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $934,167 and recorded deferred stock compensation of $158,333 as of September 30, 2004.

During April 2004, the Company issued 1,030,000 shares of common stock for consulting services valued for financial accounting purposes at $ 489,250 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $448,479 and recorded deferred stock compensation of $40,771 as of September 30, 2004.

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

(D) Stock Issued by Subsidiary

During 2004, the Company’s subsidiary issued common stock for consulting services valued on the date of grant at $2,785,721. The increase in the number of shares issued reduced the Company’s ownership from 86% to 83%. The Company recorded an increase in stockholders’ equity of $136,005 as a result of the stock sale.

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 10

SUBSEQUENT EVENT

On October 29, 2004, the Company filed an amendment to its Articles of Incorporation to cause every 25,000 issued and outstanding shares of common stock of the Registrant be automatically combined into 1 share of Common Stock (the “Reverse Split”).

Subject to compliance with Section 607.10025 of the Florida General Corporation Law, the record date for the Reverse Split is set at November 1, 2004, such that all persons holding shares of Common Stock on the Record Date shall have their shares of Common Stock combined applying a ratio of 25,000 to 1 and that an effective date for the Reverse Split be set on the date that is 30 days after the Record Date, i.e. November 30, 2004. No fractional shares shall be issued.

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

After the spun off transaction closed on March 12, 2004, the Company has no operations of its own, except from an 86% equity interest into Acola (renamed as Teda Travel Group, Inc. since April 20, 2004) and its subsidiaries. The Company plans to set up a share redemption plan to distribute the shares of Acola to the common stockholders to the Company.

For more information relating to the Company’s business prior to spin off, please see the section entitled “Business” in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

(i) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered.

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of September 30, 2004.

(iv) Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS No. 123.

(v) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Consolidated Results of Operations

For the quarterly periods ended September 30, 2004 and September 30, 2003

Revenues. Revenues for the quarter ended September 30, 2004 were $141,117 as compared to revenues of $127,123 for the same quarter last year, an increase of $13,994, or 11%. The increase in revenue was due primarily to the improved operations especially that of one of the hotels the Group manages, Teda International Club, which records a 35% gain in revenue.

For the quarter ended September 30, 2004 and 2003, the Company received $123,547 and $112,020 which accounted for 88% and 88%, respectively, of the Company’s revenues and which amounts were derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the quarter ended September 30, 2004 were $43,759 as compared to $82,392 for the quarter ended September 30, 2003, a decrease of $38,633 or 47%. The decrease is due to cost containment measures implemented by the Company.

Loss from Operations. The Company recorded a loss of $913,435 from operations for the quarter ended September 30, 2004 as compared to a loss of $11,702. The loss from operations is due largely to stock issued for services at $902,387 which was nil during last year.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $225,036 for the quarter ended September 30, 2004 as compared to a loss of $247,528 for the same quarter last year, a decrease of $22,492 or 9%. This is due to improvement of hotel operations of the affiliate and thus a smaller loss is recorded

Income tax. The Company derives its hotel management income in the People’s Republic of China and is subject to income tax in the People’s Republic of China depending upon the province in which a particular hotel is located as and when the balance is remitted out of the country. Income tax expenses the Company charged to the consolidated income statement for quarter ended September 30, 2004 were $8,861 as compared to $8,025 for the quarter ended September 30, 2003, an increase of $836 or 10.4%.

Net Loss. The Company recorded a net loss of $1,105,552 as compared to a net loss of $267,252 for the same quarter last year, an increase of $838,300, or 314%. The net loss situation is due largely to stock issued for services recorded at $902,387, partially offset by growth in revenues from the property management business.

For nine months ended September 30, 2004 and September 30, 2003

Revenues. Revenues for the nine months ended September 30, 2004 were $386,446 as compared to revenues of $271,533 for the same period last year, an increase of $114,913, or 42.3%. The increase in revenue was mainly due to the outbreak of the SARS epidemic affecting the first six months of last year. As the SARS epidemic was brought under control, revenues from hotel management business have recovered since the third quarter of 2003. The biggest jump was by Teda International Club which recorded an increase of 64% in revenue.

For the nine months ended September 30, 2004 and 2003, the Company received $336,671 and $217,898 which amounts accounted for 87% and 80%, respectively, of the Company’s revenues and which amounts were derived from two properties managed by the Company that are owned by the Company’s real estate joint venture partner.

Other Selling, G&A expenses. Other selling, G&A expenses for the nine months ended September 30, 2004 were $106,473 as compared to $249,375 of the last period, a decrease of $142,902, or 57%. The decrease is due to the the fact that a new office in Shenzhen, PRC set up in March 2003 for business development and property management in China was closed in late 2003, therefore reducing overall expense outlays.

Loss from Operations. The Company recorded a loss of $4,899,068 for the nine months ended September 30, 2004 as compared to a loss of $145,475. The increase in loss from operations is due largely to the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business and recording of reduced equity loss in affiliate for the nine months ended September 30, 2004.

Equity in loss of affiliate. The Company recorded an equity loss in affiliate of $526,452 for the nine months ended September 30, 2004 as compared to $805,311 for the same period last year, a decrease of $278,859 or 34.6%. This is due to improvement of hotel operations of the affiliate and thus a smaller loss is recorded.

Income tax. Income tax expenses the Company charged to the consolidated income statement for the nine months ended September 30, 2004 were $24,178 as compared to $15,933 for the nine months ended September 30, 2003, an increase of $8,245 or 51.7%.

Net Loss. The Company recorded a net loss of $4,951,914 for the nine months ended September 30, 2004 as compared to a net loss of $966,680 for the same period last year, an increase of $3,985,234. The increase in net loss from operations is due largely to the non-recurring cost of stock issued for services that amounted to $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business and recording of reduced equity loss in affiliate for the nine months ended September 30, 2004.

Consolidated Financial Condition

Liquidity and Capital Resources – September 30, 2004

Operating. For the period ended September 30, 2004, the Group’s operations utilized cash resources of $109,878 as compared to utilizing cash of $252,959 for the same period last year, a decrease of $143,081 or 56%. This is mainly attributable to increase in cash generated from property management business.

Investing and financing. For the period ended September 30, 2004, the Group’s investing activities utilized cash resources of $12,165, as compared to utilizing cash of $3,395,296 for the period ended September 30, 2003, a increase of $52,344 or 653%. This is attributable to the investment of $3,386,551 in an affiliate last January.

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

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet financing arrangements.

Item 3.   Controls and Procedures.

The Company’s senior management team, led by Chief Executive Officer Godfrey Chin Tong Hui and Chief Financial Officer Hon Ming Wong, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing date of this report, has concluded that said disclosure controls and procedures are adequate. There have not been any significant changes in the Company’s internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, since the date of management’s evaluation.

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

(b) Report of Form 8-K

-

On October 14, 2004, the Company filed a current report on Form 8-K dated September 17, 2004, announcing its Board’s approval of a reverse split of 25,000 to 1 with effective date of September 30, 2004.

-

On October 29, 2004, the Company filed an amended current report on Form 8-K dated October 29, 2004, announcing that its Board’s approval of reverse split of 25,000 to 1 has been postponed to effective date of November 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: November 13, 2004	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: November 13, 2004	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer