Form 10KSB
period 2004-12-31
TEDA TRAVEL INC
filed 2005-04-13
CIK 1103829

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number:  000-29077

TEDA TRAVEL INCORPORATED
(Exact name of small business issuer in its charter)

Florida	65-0963971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2102, Chinachem Century Tower
178 Gloucester Road, Wanchai, Hong Kong	N/A

(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for most recent fiscal year:  $568,391

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of , 2005 held by non-affiliates was 5,883,000 shares.  Because of the absence of an established trading market for the common stock, the issuer is unable to calculate the aggregate market value of the common equity held by non-affiliates as of a specified date within the past 60 days

As of March 10 , 2005, there were 24,903,000 shares of the issuer’s common stock, $.001 par value, outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Format. Yes ☐  No ☒

NOTE REGARDING FORWARD LOOKING STATEMENTS

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

We are also subject to risks detailed herein or detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Teda Travel Incorporated and its subsidiaries.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

          Teda Travel Incorporated, a Florida corporation (the “Company”), is a provider of management services to hotels and resorts in the People’s Republic of China. The Company operates through its three wholly-owned operating subsidiaries, Teda Hotels Management Company Limited, a British Virgin Islands corporation (“Teda BVI”), Teda Hotels Management Limited, a Hong Kong corporation (“Teda Hong Kong”) and Teda Beijing Hotel Management Company Limited, a People’s Republic of China company as well as Landmark International Hotel Group Limited, a British Virgin Islands company, which the Company acquired 60% equity interest in during the year.  The Company is also an investor in real estate development projects in the People’s Republic of China through its 35%-held associate, Tianjin Yide Industrial Company.

ORGANIZATIONAL BACKGROUND

          The original name of the Company is Gaige Financial Group, Inc. (“Gaige”). Gaige was incorporated under the laws of the State of Florida on December 6, 1999. Gaige began as a “shell” company conducting virtually no business operations other than its efforts to seek merger partners or acquisition candidates. Teda Hong Kong is a wholly-owned subsidiary of Teda BVI. On July 12, 2002, pursuant to a Stock Purchase Agreement and Share Exchange dated April 27, 2002 between Gaige and Teda BVI, Gaige acquired all of the outstanding shares of capital stock of Teda BVI from the Teda BVI shareholders, and the Teda BVI shareholders and its promoters received an aggregate of 5,000,000 shares of restricted common stock of Gaige. On July 19, 2002, Gaige changed its name to “Teda Travel Incorporated.”

          On October 29, 2004, the Company filed an amendment to its Articles of Incorporation to cause every 25,000 issued and outstanding shares of common stock of the Registrant be automatically combined into 1 share of Common Stock (the “Reverse Split”). Subject to compliance with Section 607.10025 of the Florida General Corporation Law, the record date for the Reverse Split was set at November 1, 2004, such that all persons holding shares of Common Stock on the Record Date shall have their shares of Common Stock combined applying a ratio of 25,000 to 1 and that an effective date for the Reverse Split be set on the date that is 30 days after the Record Date, i.e. November 30 2004. No fractional shares would be issued

          On December 13, 2004, the Company filed another amendment to its Articles of Incorporation to cause every 1 issued and outstanding shares of common stock of the Registrant be automatically split into 25,000 share of Common Stock (the “Forward Split”). Subject to compliance with Section 607.10025 of the Florida General Corporation Law, the record date for the Reverse Split was set at December 15, 2004, such that all persons holding shares of Common Stock on the Record Date shall have their shares of Common Stock split applying a ratio of 1 to 25,000 and that an effective date for the Reverse Split be set on the date that is 10 days after the Record Date, i.e. December 25, 2004. No fractional shares would be issued

          On January 27, 2005, the Board of Directors of the Company authorized the distribution of substantially all of the shares of common stock of Teda Travel Group, Inc. (“TTG”), a Delaware corporation, it owns to the Company’s shareholders (“Stock Distribution”).  The record date for the distribution was January 29, 2005.  The Company has distributed an aggregate of 17,853,300 TTG Shares, such that a shareholder shall receive 0.717 share for every share of Company common stock held as of the record date and that the Company has retained the remaining 278 shares of TTG’s common stock, or approximately 0.001% of its share capital. The Company does not have any business thereafter.

BUSINESS BACKGROUND

          “T.E.D.A.” refers to “Tianjin Economic and Technological Development Area,” a special economic zone that was created by the People’s Republic of China in 1984, which area is located approximately 180 kilometers southeast of Beijing and which has attracted much foreign investments. More than 3,300 foreign companies, among which 100 of the Fortune 500 companies, with a total investment exceeding $15 billion do business in this special economic zone. Tianjin is one of the four municipalities under the direct control of the Central government and is currently the largest port in Northern PRC.  Its historical GDP growth rate has been comparable to that of Beijing and Shanghai vs. the nationwide growth rate of 9.5% in the last few years.

          In 2001, a group of Hong Kong hotel professionals, including members of the current management of the Company, together with Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China and a joint venture partner of the Company (the “Company’s Joint Venture Partner”), formed Teda BVI for the purpose of establishing a premier nationwide hotel chain business throughout Asia. The Company’s Joint Venture Partner began its hotel management business in 1997.

CURRENT BUSINESS

          The Company currently engages in two types of businesses: hotel and resort management and real estate development.

          Hotel and Resort Management

          The main business of the Company is providing hotel and resort management services.  The Company receives monthly management fees from hotels and resorts under management. The Company is contracted to manage the following hotel properties in the People’s Republic of China:

Hotel Name	Star-rating	Number of rooms
Tianjin Teda Hotel & Club	5-star	236
Tianjin International Club	5-star	115
Kindlion Hotel (Shenzhen)	4-star	230
Urumqi Miramar Hotel	5-star	338
Xian Aurum International Hotel	4-star	302
Changshan Tiansha Hotel	5-star	217
Spring Hotel (Beijing)	5-star	193
Hunan Yichang Hotel	4-star	80
Changsha Tianxin Court Hotel	3-star	85
Xian Diamond Plaza Hotel	4-star	339
Changsha Shuangtian Hotel	4-star	80
Changsha Hengxi Hotel	3-star	200
Dongguan Royal Bay Hotel	5-star	280

There are a total of 2,695 rooms in 13 hotels.  Terms of our management agreements vary, but typically we earn a management fee, which comprises a base fee, which is a percentage of the gross sales revenues of the hotel, and an incentive management fee, which is based on the gross operating profits of the hotel. Such agreements are generally for initial periods of 2 to 10 years. For hotels that we manage, we are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, for which we generally are reimbursed by the hotel owners. As of December 31, 2004, the Company received 100% of its revenues from its management of the above hotel and resort properties. Properties that we manage are regularly upgraded to maintain their competitiveness. We believe that these ongoing refurbishment programs are adequate to preserve the competitive position and earning power of the hotels and properties.

          Our primary objectives are to increase new hotels under our management mainly through acquisition of hotel management companies in People’s Republic of China, renew management contracts and, most importantly, provide quality service and support to the hotels we manage in a way that enables them to increase their profitability.

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

          On November 8, 2004, the Company acquired a 60% equity interest in a hotel management company known as Landmark International Hotel Group Limited (“Landmark”), a company incorporated in British Virgin Islands. Landmark has therefore become a majority-owned subsidiary of the Company. As of December 31, 2004, Landmark manages a portfolio of 10 hotels which are included as the list above.

          Real Estate Development

          In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”).  Through the Real Estate Joint Venture, the Company owns a multi-use complex featuring 172 apartment units as well as a hotel and clubhouse (the “Complex”). The Real Estate Joint Venture has sold 90% of the apartment units of this Complex.  As of December 31, 2004, it sold 169 apartment units.  The Company manages the hotel and clubhouse of the Complex.  This hotel is one of the properties managed by the Company as disclosed above.  In September 2003, the Real Estate Joint Venture invested approximately $6,500,000 in a new real estate project in Shunyi District, Beijing, People’s Republic of China.  This project entails land acquisition of over 1,155 acres and a subsequent plan to resell part of it and to establish a luxury chain of apartments and hotels in the area.  See, Item 2, “Properties”.  In November, 2004, the Real Estate Joint Venture invested another $1,800,000 in participating in 60% equity interest in a new hotel-apartment project known as Oriental Garden in Tianjin, People’s Republic of China. This project entails a planned total investment of approximately $21 million with a sellable area of approximately 24,000 sq.m., which is expected to complete its construction by end of this year.

Competition

          Real Estate Development

          In January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”).  Through the Real Estate Joint Venture, the Company owns a multi-use complex featuring 172 apartment units as well as a hotel and clubhouse (the “Complex”). The Real Estate Joint Venture has sold 90% of the apartment units of this Complex.  As of December 31, 2004, it sold 169 apartment units.  The Company manages the hotel and clubhouse of the Complex.  This hotel is one of the properties managed by the Company as disclosed above.  In September 2003, the Real Estate Joint Venture invested approximately $6,500,000 in a new real estate project in Shunyi District, Beijing, People’s Republic of China.  This project entails land acquisition of over 1,155 acres and a subsequent plan to resell part of it and to establish a luxury chain of apartments and hotels in the area.  See, Item 2, “Properties”.  In November, 2004, the Real Estate Joint Venture invested another $1,800,000 in participating in 60% equity interest in a new hotel-apartment project known as Oriental Garden in Tianjin, People’s Republic of China. This project entails a planned total investment of approximately $21 million with a sellable area of approximately 24,000 sq.m., which is expected to complete its construction by end of this year.

MARKET OVERVIEW

          The travel industry is rapidly growing in China, surpassing the annual GDP growth by approximately 50%.  According to China’s tenth five year plan (2000-2005), the Chinese government expects a 7% compound annual growth rate of GDP, the actual number for 2004 is over 9.5%, while the growth in travel industry is about 14%. The growing domestic market in tourism boosts the growth in the overall travel industry. As middle class expands, increasing income, more free time and increased freedom of travel within the country, the dynamics of the tourism infrastructure should evolve.

          The World Travel Organization predicts that China will be the No. 1 global tourism destination by 2020. According to the China National Tourism Administration, business tourists currently account for 25% of all inbound arrivals, and this sector is expected to grow to support the ever-expanding economy. The consumption of international and domestic business travel in China has reached $24 billion, a level similar to that of France and Germany.

          According to CEIC Data Company Limited, there are over 4,000 three-star or better hotels in China, of which 3-star hotels represent the largest segment (approximately 77%). Among such hotels, those having a 5-star ranking are less than 2% of total star-rated hotels. Guangdong Province is the area where most star-rated hotels are concentrated.  With the growth in domestic wealth and the coming 2008 Olympic Games to be held in Beijing, the demand for hotel rooms is expected to surge.

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

COMPETITION

          We encounter strong competition in the hotel management business. There are about 160 hotel management companies in China, and totally they manage about a total of 1,000 hotels.  These operators are primarily private management firms, but also include several large global chains that operate their own hotels and also franchise their brands, mostly in the upper-tier market. On the other hand, according to the Hotel Benchmark Survey by Deloitte, only about 10% of hotel supply in China is branded, and most of such branded hotels sit within the first class and deluxe segment of the industry. Such segment is also highly fragmented with hotel management companies which are active in their own city or province only, with very limited capability to solicit contracts outside their city or province. We believe that chain affiliation will increase as local economies grow, as brand awareness is high in China and hotel owners seek the economies of centralized reservation systems and marketing programs. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

          China has been a major boost in the improved economic performance in Asia, and many global hotel companies strive to establish a strong presence in the country. However, they are mostly geared towards the upper-end of the market, serving foreign travelers. Whilst the Company addresses the importance of the TEDA brand to domestic guests who look for services more geared towards their needs, we are filling the market segment that such global brands find more difficult to pry into.

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

ENVIRONMENTAL REGULATIONS

          The Company’s operations are subject to various environmental regulations. The costs of compliance with said regulations have not been material in the past and are not anticipated to be material in the future.

EMPLOYEES

          As of December 31, 2004, the Company and its subsidiaries employed thirteen full-time employees. Relationships with our employees are good.

ITEM 2.     DESCRIPTION OF PROPERTIES

          The Company’s principal place of business is located at Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.  The office premises occupies approximately 1,300 square feet, and is leased through a related corporation for a term of two years commencing on November 21, 2003 for an average monthly lease rental of $2,325.

          The Company does not directly own any real estate.  However, in January 2002, the Company acquired a 35% equity interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”). The Company’s co-venturer is a real estate developer by the name of Tianjin Teda International Hotels Development Company Limited, a corporation owned by the

Tianjin provincial government and formed under the laws of the People’s Republic of China (the “Company’s Joint Venture Partner).  Through the Real Estate Joint Venture, the Company owns a multi-use complex (the “Real Estate Complex”) located at No. 7-2 Fukang Road in the prestigious Nankai District of Tianjin in the People’s Republic of China. The Company’s Joint Venture Partner developed the Real Estate Complex and completed construction during the third quarter of 2003. The Real Estate Complex features 172 apartment units totaling approximately 31,200 square meters, as well as a hotel and clubhouse totaling approximately 30,100 square meters.  The Real Estate Joint Venture plans to sell all of the apartment units of the Real Estate Complex, and as of December 31, 2004, it sold 169 of the 172  apartment units.  Purchasers of the apartment units typically make a 30% down payment upon signing of the sales agreement and typically obtain a bank mortgage for the balance of the purchase price. The Company manages the hotel and clubhouse of the Real Estate Complex, which the Real Estate Joint Venture plans to retain as a long-term investment. The hotel and clubhouse has experienced an occupancy rate of approximately 60 to 70% during the current fiscal year.  During 2003, the Real Estate Joint Venture has invested approximately $6,500,000, in return of 15% equity interest, in a new venture which will redevelop 1,155 acre parcel of land in Shunyi District, Beijing, People’s Republic of China. The investment is principally funded by short term loan made with financial institutions by the Joint Venture itself. The parcel of land will be partly sold and partly developed into a grand villa, hotel and golf course, with a total investment of over $55 million.  The planning and design of the project is in its final stage and it will seek approval from the State Planning Committee after all such planning work is completed. . In November, 2004, the Real Estate Joint Venture invested another $1,800,000 in participating in 60% equity interest in a new hotel-apartment project known as Oriental Garden in Tianjin, People’s Republic of China. This project entails a planned total investment of approximately $21 million with a sellable area of approximately 24,000 sq.m., which is expected to complete its construction by end of this year.

          Two of the three members of the board of directors of the Real Estate Joint Venture are Zhi Ying Chang, the Chairwoman of the Board of the Company, and Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company.

          Zhi Ying Chang, the Chairwoman of the Company, is also the General Manager of the Company’s Joint Venture Partner and as such is responsible for the day-to-day management of, and business development for, the Company’s Joint Venture Partner. The Company’s Joint Venture Partner is the beneficial owner of 4.8% of the Company.  See, Item 11, “Security Ownership of Certain Beneficial Owners and Management.”

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

          With the exception of the new venture in Shunyi District and Oriental Garden described above, the Company does not have any current plans to make any material additional real estate investments, through the Real Estate Joint Venture or otherwise. We are also not aware of any intention of the Real Estate Joint Venture to make any material additional real estate investments.  However, the Company would likely consider entering into additional real estate joint ventures and/or other real estate investments if suitable opportunities arose in the future and the Company has adequate resources to make such investments.  With respect to its real estate investments, the Company has not placed any limitations on the percentage of assets that it may invest in any one investment, the types of investments that it may make or the manner in which it may operate or finance investments. This investment policy may be changed by the Board of Directors without a vote of the Company’s security holders. The Company’s real estate investment policy is to acquire assets for both capital gain and income, as determined by the Board of Directors of the Company, from time to time, in its discretion.

          The Joint Venture is subject to customary business tax and income tax for both services fees received and that of property sale proceeds received in the People’s Republic of China.

ITEM 3.     LEGAL PROCEEDINGS

          To the best of the  Company’s  knowledge,  during the past five  years, none of the following  occurred with respect to a present or former  director or executive  officer  of the  Company:  (1) any  bankruptcy  petition  filed by or against any  business of which such  person was a general  partner or  executive officer  either at the time of the  bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being  subject to any order,  judgment  or decree,  not  subsequently  reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business,  securities or banking activities;  and (4) being found by a  court  of  competent  jurisdiction  (in a  civil  action),  the SEC or the Commodities  Futures  Trading  Commission  to have  violated  a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

          At the present time, there is no trading market for the Company’s common stock.

          As of December 31, 2004, there were 67 holders of record of the Company’s common stock.

          The Company has not paid any cash dividends on its common stock since its inception. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

          The Company does not have any equity compensation plans as of December 31, 2004.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION

CAUTIONARY STATEMENTS

          The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report. All amounts are expressed in U.S. dollars.

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

          On October 29, 2004, the Company filed an amendment to its Articles of Incorporation to cause every 25,000 issued and outstanding shares of common stock of the Registrant be automatically combined into 1 share of Common Stock (the “Reverse Split”). Subject to compliance with Section 607.10025 of the Florida General Corporation Law, the record date for the Reverse Split was set at November 1, 2004, such that all persons holding shares of Common Stock on the Record Date shall have their shares of Common Stock combined applying a ratio of 25,000 to 1 and that an effective date for the Reverse Split be set on the date that is 30 days after the Record Date, i.e. November 30 2004. No fractional shares would be issued

          On December 13, 2004, the Company filed another amendment to its Articles of Incorporation to cause every 1 issued and outstanding shares of common stock of the Registrant be automatically split into 25,000 share of Common Stock (the “Forward Split”). Subject to compliance with Section 607.10025 of the Florida General Corporation Law, the record date for the Reverse Split was set at December 15, 2004, such that all persons holding shares of Common Stock on the Record Date shall have their shares of Common Stock split applying a ratio of 1 to 25,000 and that an effective date for the Reverse Split be set on the date that is 10 days after the Record Date, i.e. December 25, 2004. No fractional shares would be issued

          On January 27, 2005, the Board of Directors of the Company authorized the distribution of substantially all of the shares of common stock of Teda Travel Group, Inc. (“TTG”), a Delaware corporation, it owns to the Company’s shareholders (“Stock Distribution”).  The record date for the distribution was January 29, 2005.  The Company has distributed an aggregate of 17,853,300 TTG Shares, such that a shareholder shall receive 0.717 share for every share of Company common stock held as of the record date and that the Company has retained the remaining 278 shares of TTG Common stock.

          The Company primarily earns its revenues through the provision of management services, including training and consulting services, to hotels and resorts in the People’s Republic of China through its two wholly-owned operating subsidiaries, Teda BVI and Teda Hong Kong. See Item 1, “Business.”

          Revenues derived from the Company’s provision of management services to hotels and resorts include management fees and incentive fees from the properties that it manages, pursuant to the terms and conditions of its management contracts. Three of the hotels and resorts are managed under a ten-year management contract, commencing on September 2000.  As of December 31, 2004, the Company manages 13 hotels and properties, encompassing an aggregate of 2,695 rooms located throughout China. See, Item 1, “Business.”

          Under its management contracts with each of the hotel and resort properties, the Company is responsible for the supervision and day-to-day operations of the property in exchange for a basic management fee based on gross revenues.  In addition, the Company may also earn an incentive fee based upon net operating profits of the property managed.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2004 and 2003:

          Revenue.  Revenues for the fiscal year ended December 31, 2004 were $568,391 as compared to revenues of $396,794 for the fiscal year ended December 31, 2003, an increase of $171,597, or 43%.The increase was mainly due to combination of results of the revenue of a newly-acquired subsidiary since November 8, 2004, in addition to the fact that our managed hotels record improved results in the year. Tianjin International Club and Tianjin Teda Hotel & Club recorded a 44.3% increase and 8.2% increase in gross revenue when compared to 2003, thus increasing the management fee for the year.

          During the fiscal years ended December 31, 2004 and 2003, the Company received $461,324 and $204,420, which amounts accounted for 81% and 52% of revenues, respectively, from two properties managed by the Company that are owned by the Company’s Joint Venture Partner.

          Loss from Operations.  The Company recorded a loss of $5,750,821 from operations for the fiscal year ended December 31, 2004 as compared to a loss of $91,639 in the fiscal year ended December 31, 2003.  The increase in loss from operations is due largely to the non-recurring cost of stock issued for past services to the CEO of the Company and for services to consultants that amounted to $5,646,365 and an additional $2,785,721 principally related to the share exchange transaction which closed on March 12, 2004, which is partially offset by growth in revenues from the property management business

          Other income. The Company recorded equity loss of the Real Estate Joint Venture of $792,815 for the fiscal year ended December 31, 2004 as compared to an equity earnings of $51,408 for the fiscal year ended December 31, 2003.  The results are mainly contributed to the fact that most apartments were already sold in 2003 and additional interest costs borne by the affiliate to engage in new projects as explained in aforementioned sections.

          Net Loss. The Company had a net loss for the fiscal year ended December 31, 2004 of $9,697,474 as compared to net loss of $189,748 for the fiscal year ended December 31, 2003, an increase of $9,507,726. The increase in net loss from Operations reflected the non-recurring cost of stock issued for services that amounted to $8,432,086, which is partially offset by growth in revenues from the property decrease in revenues generated from property management operations, and expenses incurred in relation to business development in the People’s Republic of China.

CONSOLIDATED FINANCIAL CONDITION

          Liquidity and Capital Resources.

          The principal sources of cash of the Company have been:

          -     Receipts of management fee income from the hotels it manages
          -     Loans from shareholders
          -     Proceeds from issuance of stock

          We do not have any credit facilities with financial institutions and do not foresee arranging one in the immediate future. The status of the capital markets can be volatile and any changes in capital market conditions may have adverse impact on our ability to execute our announced growth plans. Therefore, we expect that a majority of our financing and liquidity needs will continue to be met through access to loans from our major shareholders and receipts of property management fees in the near term.

          Operations. For the fiscal year ended December 31, 2004, the Group’s operations utilized resources of $221,563, as compared to generating $48,214 for the fiscal year ended December 31, 2003.

          Investing. We continually seek opportunities to enter new markets, increase market share or broaden service offerings through acquisitions. During the fiscal years ended December 31, 2004 and 2003, additions to property, plant and equipment aggregated $214,477 and $8,789, respectively. The Company has no significant capital expenditure commitments outstanding at December 31, 2004.

          Financing. During the fiscal year ended December 31, 2004, we arranged loans amounted to $427,597 from our principal shareholder, Magnolia Group Holdings Limited, to finance our working capital needs. Other than that, the changes in financing activities are not material when comparing to that of 2003.

          The Company does not foresee a major outlay for capital expenditures and other reasonably likely cash requirements apart from those arising from its day-to-day operations. Fluctuations in the values of hotel real estate generally have little impact on the overall results of our business because (1) we do not own the hotels that we manage; (2) management fees are generally based upon hotel revenues and profits versus current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale. We are essentially a debt-free company and therefore have no financial obligations, except from loans from our major shareholder which is renewable on an annual basis.

FINANCIAL OUTLOOK  & GOING CONCERN

          As of December  31,  2004,  the Company is reliant  upon the cash flows from its operations and advances from its major shareholder.  The Company does not have any other material external sources of liquidity. The action presently being taken to merge the Company and obtain additional funding provides the opportunity for the Company to continue as a going concern.

          The  Company’s  independent  accountants  have expressed  substantial  doubt about the Company’s ability to continue as a going concern. The accompanying  consolidated  financial statements have been prepared assuming that the Company will continue as a going concern,  which  contemplates the  realization  of assets and the  satisfaction  of  liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement  values, and do not include any adjustments that might result from the outcome of this uncertainty.

MATERIAL SUBSEQUENT EVENT

          On January 27, 2005, the Board of Directors of the Company authorized the distribution of substantially all of the shares of common stock of Teda Travel Group, Inc. (“TTG”), a Delaware corporation, it owns to the Company’s shareholders (“Stock Distribution”).  The record date for the distribution was January 29, 2005.  The Company has distributed an aggregate of 17,853,300 TTG Shares, such that a shareholder shall receive 0.717 share for every share of Company common stock held as of the record date and that the Company has retained the remaining 278 shares of TTG Common stock.

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

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position

Zhi Ying Chang	50	Chairwoman of the Board

Godfrey Chin Tong Hui	44	Director and Chief Executive Officer

Hon Ming Wong	34	Director and Chief Financial Officer

DIRECTORS AND OFFICERS

          Zhi Ying Chang has been the Chairwoman of the Board of the Company since April 2002. Ms. Chang, along with the Chief Executive Officer of the Company, Godfrey Chin Tong Hui, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China and a joint venture partner of the Company (the “Company’s Joint Venture Partner”), where she has been responsible for day-to-day management and business development since 1998. The Company’s Joint Venture Partner owns 65% of a real estate joint venture with the Company by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”). See, Item 2, “Properties,” and Item 12, “Certain Relationships and Related Transactions.” In addition, the Company’s Joint Venture Partner is the beneficial owner of 4.8% of the Company’s outstanding common stock. See, Item 11, “Security Ownership of Certain Beneficial Owners and Management.” Ms. Chang also serves as a member of the Board of Directors of the Real Estate Joint Venture. In addition, Ms. Chang currently serves as counselor for both the Tourism Association of China and the Tourism Association of Tianjin, China. Ms. Chang has a background in engineering and utilized that background on behalf of the Tianjin Economic and Technological Development Area (“TEDA”). See, Item 1, “Business.” Beginning in 1986, Ms. Chang was responsible for all utility plants and supplies in TEDA until 1993, when she transferred to head the hotel division of TEDA. Ms. Chang holds a Masters Degree in Business Administration from the State University of Singapore.

          Godfrey Chin Tong Hui has been a Director and the Chief Executive Officer of the Company since April 2002. Prior to this time, beginning in March 2000, Mr. Hui worked to establish Teda Hotels Management Limited, a Hong Kong corporation which is now one of the two wholly-owned operating subsidiaries of the Company. See,Item 1, “Business.” Mr. Hui, along with the Chairwoman of the Company, Zhi Ying Chang, also serves as a member of the Board of Directors of the Real Estate Joint Venture. See, Item 2, “Properties.” Mr. Hui began his career in the hotel industry in 1985 and has worked for several international and regional hotel groups, becoming one of the top hotel professionals in the Greater China Area. From November 1998 through March 2000, Mr. Hui was responsible for management and financial issues at Hopewell Holdings Limited, where he worked in various capacities, including Director of Operations, Finance and Development of the Hotel Division, Executive Assistant to the Chairman, Chairman of the Executive Committee, Group Financial Controller and Executive Director of the Hopewell Hospitality Company Limited. From June 1993 through November 1998, Mr. Hui was involved in hotel management for Mega Hotels Management Limited, where he served as Director of Finance, Development and Operations. Mr. Hui holds a Bachelors Degree in Business Management and a Masters Degree in Finance and Investment.

          Hon Ming Wong has been a Director and Chief Financial Officer of the Company since November 2003. Mr. Wong obtained a bachelor degree in Accountancy in 1992 and a MBA in 1999, he is also a Certified Public Accountant in Hong Kong and is a member with the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants. He worked in Ernst & Young and Price Waterhouse from 1992 to 1997. Prior to joining the Group, he was Controller of companies  in the telecom industry, one of which is listed on the OTC Bulletin Board since 2002, and the other operates in China with an asset base of over $50M and 7 regional offices, thus has accumulated a wealth of knowledge in auditing, financial reporting and analysis.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          The Securities and Exchange Commission has implemented a rule that requires companies to disclose information with respect to reports that are required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by directors, officers and 10% shareholders of each company, if any of those reports are not filed timely. To the Company’s knowledge, based solely on a review of the copies of the reports furnished to the Company, (a) each of the Company’s directors, officers or 10% shareholders have failed to file a Form 3, Initial Statement of Beneficial Ownership of Securities, on a timely basis and (b) Magnolia Group Holdings Limited, a corporation registered in the British Virgin Islands and the owner of 8,710,000 shares of the Company’s common stock or 59.5% of the Company (“Magnolia”), has failed to file a Form 4, Statement of Changes of

Beneficial Ownership of Securities, on a timely basis. The Company is currently assisting its directors, officers and 10% shareholders to become current in their respective required Section 16 filings.

AUDIT COMMITTEE FUNCTIONS

          Our board of directors does not have a standing  audit  committee  and our board as a whole performs all audit committee functions,  including oversight of our independent registered public accountants and oversight of our management on matters  relating to accounting,  financial  reporting and disclosure,  internal controls and compliance with laws,  regulations and corporate policies.  None of the members of the board of  directors  is  “independent”  as defined  under the rules of the Nasdaq Stock Market. The board of directors has determined that Mr. Wong qualifies as an “audit  committee  financial  expert” as defined by the SEC.

ITEM 10.     EXECUTIVE COMPENSATION.

          The following table summarizes all compensation paid by the Company in each of the last three fiscal years to the Company’s Chief Executive Officer.  None of the Company’s other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in any of the last three fiscal years.

						Long Term
	Annual Compensation (all in $U.S.)					Compensation

Name and Principal Position	Year	Salary	Bonus	Other		Pension

Godfrey Chin Tong Hui,	2004	76,923	6,410	14,384	(1)	1,667	(2)
Chief Executive Officer	2003	76,923	6,410	14,384		1,667	(2)
	2002	76,923	6,410	11,538		1,667	(2)

(1)	This amount was paid by the Company as a tax allowance for personal income taxes paid by Mr. Chin Tong Hui for the tax year 2004.

(2)	This amount was contributed by the Company into a mandatory pension fund to the benefit of the individual

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth, as of the close of business on March 10, 2005, (a) the name of, and the number of shares beneficially owned by, each person known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, and (b) the number of shares of Common Stock owned by each executive officer and director and all executive officers and directors as a group, together with their respective percentage holdings of such shares:

			PERCENT OF
	AMOUNT OF BENEFICIAL		CLASS OF STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNERSHIP		OUTSTANDING

Zhi Ying Chang	0	(2)	0.00	%(2)

Godfrey Hui Chin Tong	17,623,000	(3)	70.8	%(3)

Hon Ming Wong	200,000	(1)	0.80%

All Officers and Directors
as a Group (three persons)	17,923,000	(2)(3)	72.0	%(2)(3)

Magnolia Group Holdings Limited(4)	8,710,000	(3)	35.0	%(3)

Teda Hotel Management Pte Limited(2)	1,197,000	(2)	4.8	%(2)

(1)

The address of the directors and officers of the Company listed above, as well as the address for shareholder Teda Hotel Management Pte Limited, is Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

(2)

Zhi Ying Chang, the Chairwoman of the Board of the Company, also serves as the Group General Manager of Tianjin Teda International Hotel Development Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China and a joint venture partner of the Company (the “Company’s Joint Venture Partner”). See Item 2, “Properties,” Item 9 “Directors and Executive Officers” and Item 12, “Certain Relationships and Related Transactions.” The Company’s Joint Venture Partner owns 100% of a holding company, Teda Hotel Management Pte Limited, a Singapore corporation (the “Company’s Joint Venture Partner Holding Company”), this in turn is the record owner of 1,197,000 shares of the Company’s common stock, or 4.8% of the Company. The Company’s Joint Venture Partner Holding Company disclaims any beneficial interest in the 1,197,000 shares owned of record by it and holds the shares beneficially for the Company’s Joint Venture Partner. Ms. Chang, as the Group General Manager of the Company’s Joint Venture Partner, might be deemed to control the Company’s Joint Venture Partner and the 1,197,000 shares, or 4.8% of the Company, beneficially owned by the Company’s Joint Venture Partner.

(3)

Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of his personal holding company, New Nature Development Limited (“New Nature”), which in turn is the record owner of 513,000 shares of the Company’s common stock, or 2.1% of the Company.

Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited (“Magnolia”).  Magnolia owns 8,710,000 shares of the Company’s common stock, or 35.0% of the Company, of which 1,710,000 shares of the Company’s common stock was derived a result of the reverse merger of the Company with Teda Hotels Management Company Limited in July 2002, and conversion of a Convertible Promissory Note on March 18, 2004. See Item 1, “Business.”.  Because Mr. Hui is a director of Magnolia, he might be deemed to have or share investment control over Magnolia’s portfolio.

(4)	The address of Magnolia Group Holdings Limited is Unit 1602, Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In January 2002, the Company acquired a 35% interest in a real estate joint venture by the name of Tianjin Yide Industrial Company Limited (formerly Tianjin Yide Real Estate Company Limited), a People’s Republic of China corporation (the “Real Estate Joint Venture”). The Company’s joint venture partner is Tianjin Teda International Hotels Development Company Limited, a corporation owned by the Tianjin provincial government and formed under the laws of the People’s Republic of China (the “Company’s Joint Venture Partner”), which joint venture partner is the beneficial owner of 4.8% of the Company.  The Company’s share of loss for 2004 from the Real Estate Joint Venture was $792,815.

          During each of the fiscal years ended December 31, 2004 the Company paid $30,769  to New Nature Development Limited (“New Nature”) for hotel management consulting services. Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company, is the controlling shareholder of New Nature.

          Godfrey Chin Tong Hui, a Director and the Chief Executive Officer of the Company owns 100% of the issued and outstanding common stock of New Nature Development Limited (“New Nature”). New Nature owns 513,000 shares of the Company’s common stock, or 2.1% of the Company, as a result of the reverse merger of the Company with Teda BVI in July 2002.  Mr. Hui also owns 1% of the issued and outstanding shares of, and is a director of, Magnolia Group Holdings Limited (“Magnolia”). Magnolia owns 8,710,000 shares of the Company’s common stock, or 35.0% of the Company, as a result of the reverse merger of the Company with Teda Hotels Management Company Limited in July 2002 as well as conversion of a Convertible Promissory Note on March 18, 2004.

          During the year ended December 31, 2004 the Company received management revenue of $461,324 from two properties it manages that are owned by its shareholders.

          During the years ended December 31, 2004 the Company paid rent of $ 19,582 for office space leased from a director and a stockholder.

SUBSEQUENT EVENTS

          On January 27, 2005, the Board of Directors of the Company authorized the distribution of substantially all of the shares of common stock of Teda Travel Group, Inc. (“TTG”), a Delaware corporation, it owns to the Company’s shareholders (“Stock Distribution”).  The record date for the distribution was January 29, 2005.  The Company has distributed an aggregate of 17,853,300 TTG Shares, such that a shareholder shall receive 0.717 share for every share of Company common stock held as of the record date and that the Company has retained the remaining 278 shares of TTG Common stock, representing lower than 0.1% equity ownership. The Company has no business itself thereafter.

PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits and Financial Statements and Schedules

	(1)	Financial Statements and Schedules: See Attached.

	(2)	Exhibits: See Exhibit Index.

(b)	Reports on Form 8-K

(1)	The Company reported a change in the certifying accountant of the Company on a Form 8-K filed with the SEC on January 28, 2004;

(2)	The Company reported acquisition and disposition of assets on a Form 8-K filed with the SEC on March 19, 2004;

(3)	The Company reported amendment to its Articles of Incorporation on a Form 8-K filed with the SEC on October 14, 2004;

(4)	The Company filed an amendment to its Form 8-K to the SEC regarding amendment to its Articles of Incorporation on October 29, 2004;

(5)	On February 8, 2005, the Company reported Unregistered sales of Equity Securities and Modification to Rights of Security Holders on a Form 8-K filed with the SEC.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows: Fiscal Year 2003: $12,800; Fiscal Year 2004: $44,137.

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:  Fiscal Year 2003: $NIL; Fiscal Year 2004: $NIL.

TAX FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:  Fiscal Year 20032: $NIL; Fiscal Year 2004: $NIL.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for other professional services rendered by our principal accountants are as follows:  Fiscal Year 2003: $NIL Fiscal Year 2004: $NIL.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: April 12, 2005	By:	/s/ Godfrey Chin Tong Hui

Godfrey Chin Tong Hui, CEO

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Zhi Ying Chang	Chairwoman of the Board	April 12, 2005

Zhi Ying Chang

/s/ Godfrey Chin Tong Hui	Director and	April 12, 2005

Godfrey Chin Tong Hui	Chief Executive Officer

/s/ Hon Ming Wong	Director and	April 12, 2005

Hon Ming Wong	Chief Financial Officer

TEDA TRAVEL INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

TEDA TRAVEL INCORPORATED
AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE	F-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGES	F-6 – F-13	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Teda Travel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Teda Travel, Inc. and subsidiaries as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Teda Travel, Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements the Company has entered into a plan to spin-off the operations of its subsidiaries.  After the spin-off, the Company will have no assets or operations.  This raises substantial doubt about its ability to continue as a going concern.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 10.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 8, 2005

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

ASSETS OF DISCONTINUED OPERATIONS	$3,922,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$104,456
Liabilities of discontinued operations	515,337

Total Current Liabilities	619,793

MINORITY INTEREST	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,880,000 shares issued and outstanding	24,880
Additional paid-in capital	12,602,146
Deferred consulting expense	(63,333)
Accumulated deficit	(9,260,896)

Total Stockholders’ Equity	3,302,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,922,590

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

EXPENSES
Professional fees	$104,456	$91,639
Stock issued for services	5,646,365	-

Total Expenses	5,750,821	91,639

LOSS FROM OPERATIONS	(5,750,821)	(91,639)

OTHER INCOME (EXPENSE)
Interest expense	-	(57,455)

Total Other Income (Expense)	-	(57,455)

LOSS BEFORE INCOME TAXES	(5,750,821)	(149,094)

Income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(5,750,821)	(149,094)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes of $37,024 and $23,795, respectively	(3,946,653)	(40,654)

NET LOSS	$(9,697,474)	$(189,748)

NET LOSS PER COMMON SHARE – BASIC AND FULLY DILUTED
Loss per common share from continuing operations	$(0.38)	$(0.02)
Loss per common share from discontinued operations	(0.26)	(0.01)

Net Loss Per Common Share – Basic and Fully Diluted	$(0.64)	$(0.03)

WEIGHTED AVERAGE – BASIC AND FULLY DILUTED	15,212,301	5,950,000

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Consulting	Accumulated
	Shares	Amount	Shares	Amount	Capital	Expense	Deficit	Total

Balance, December 31, 2002	-	$-	5,950,000	$5,950	$14,195	$-	$626,326	$646,471

In-kind contribution	-	-	-	-	57,455	-	-	57,455

Net loss, 2003	-	-	-	-	-	-	(189,748)	(189,748)

Balance, December 31, 2003	-	-	5,950,000	5,950	71,650	-	436,578	514,178

Stock issued to consultant for services	-	-	2,300,000	2,300	1,098,480	(63,333)	-	1,037,447

Stock issued to consultants for services	-	-	1,030,000	1,030	491,928	-	-	492,958

Stock issued to officers	-	-	600,000	600	286,560	-	-	287,160

Stock issued to officer	-	-	8,000,000	8,000	3,820,800	-	-	3,828,800

In-kind contribution	-	-	-	-	3,489,728	-	-	3,489,728

Stock issued in exchange for note payable	-	-	7,000,000	7,000	3,343,000	-	-	3,350,000

Net loss, 2004	-	-	-	-	-	-	(9,697,474)	(9,697,474)

BALANCE, DECEMBER 31, 2004	-	$-	24,880,000	$24,880	$12,602,146	$(63,333)	$(9,260,896)	$3,302,797

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,750,821)	$(149,094)
Net loss from discontinued operations	(3,946,653)	(40,654)

Total Net Loss	(9,697,474)	(189,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution	3,451,472	57,455
Stock issued for services	5,646,365	-
(Increase) decrease in:
Accounts payable	104,457	-
Discontinued operations, net	273,617	180,507

Net Cash Provided By (Used In) Operating Activities	(221,563)	48,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations, net	(214,477)	(8,789)

Net Cash Used In Investing Activities	(214,477)	(8,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible note payable	-	3,350,000
Discontinued operations, net	436,477	(3,389,425)

Net Cash Provided By (Used In) Financing Activities	436,477	(39,425)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$2,358	$-

Cash paid for income taxes	$27,665	$26,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company exchanged a $3,350,000 note payable for 7,000,000 shares of common stock.

During 2004, the Company’s subsidiary exchanged 200,000 of its shares of common stock with a fair value of $536,000 for 60% of the common stock of a hotel management company.

During 2004, the Company acquired property and equipment under a capital lease for $31,869.

See accompanying notes to consolidated financial statements.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Nature of Operations and Organization

Teda Travel, Inc. (“Teda FL”) f/k/a Gaige Financial Corporation was incorporated under the laws of the state of Florida on December 6, 1999.

On March 10, 2004, Teda Travel Group, Inc. f/k/a Acola Corp. consummated an agreement with the Company, pursuant to which the Company exchanged 100% of the then issued and outstanding shares of common stock of Teda Hotels Management Company, Limited for 17,853,578 shares or approximately 86% of the common stock of Teda Travel Group, Inc.  As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction.

The Company provides management services for hotels and resorts located in China and invests in real estate through its joint venture in China.

(B) Principles of Consolidation

The accompanying consolidated financial statements for 2004 include the accounts of Teda FL and its 82% owned subsidiary Teda Travel Group, Inc.  The accounts of Teda Travel Group, Inc. have been classified as discontinued operations (See Note 2).

The accompanying consolidated financial statements for 2003 include the accounts of Teda FL, Teda BVI, Teda HK and its 35% investment in a joint venture.  The accounts of Teda BVI, Teda HK and its 35% investment in a joint venture have been classified as discontinued operations (See Note 2).

All significant intercompany transactions and balances have been eliminated in the consolidation. Teda Travel, Inc. and its wholly owned subsidiaries are hereafter referred to as (the “Company”).

(C) Use of Estimates

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

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years.  Repairs and maintenance on property and equipment are expensed as incurred.

(E) Revenue Recognition

The Company recognizes hotel and resort management service fees in the period when the services are rendered.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

(F) Earnings Per Common Share

Basic earnings per common share is computed by dividing the net income applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.  During 2004 and 2003, the Company did not have any outstanding dilutive securities.

(G) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date.  For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars.  The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material.  All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur.  Translation and transaction gains and losses are included in the statement of operations because they are not material as of December 31, 2004 and 2003.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued interest approximate fair value due to the relatively short period to maturity for these instruments.

(I) Stock-Based Compensation

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

(J) Income Taxes

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
AS OF DECEMBER 31, 2004

(K) Long-Lived Assets

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

(L) Concentration of Credit Risk

The Company maintains its cash in foreign bank deposit accounts, which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash.  All of the Company’s assets and revenues are located in China.

(M) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed.  The Company operates in one segment and therefore segment disclosure is not presented.  The Company’s property management and real estate investments segments were held as discontinued operations in 2004 and 2003.  All information for these two segments has been omitted from segment presentation.

(N) New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	DISCONTINUED OPERATIONS

On January 27, 2005, Teda FL approved the distribution of 17,853,300 common shares of Teda Travel Group, Inc. to its shareholders.  The financial statements for Teda Travel Group, Inc. have been classified as discontinued operations at December 31, 2004 and 2003.  The amounts reported as assets and liabilities of net assets held from discontinued operations are as follows at December 31, 2004:

Current assets	$343,498
Property and equipment	46,409
Investment in affiliate	2,869,053
Intangible assets	663,630

Assets of Discontinued Operations	$3,922,590

Current Portion of Liabilities of Discontinued Operations	$515,337

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

The operations of Teda Travel Group, Inc. and its wholly owned subsidiaries, Teda BVI and Teda HK have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the year ending December 31, 2004 and are summarized as follows:

	2004	2003

Net revenues	$568,391	$396,794

Operating expenses	$4,181,353	$465,433

Income (loss) from operations	$(3,612,962)	$(68,639)

Net income (loss)	$(3,946,653)	$(40,654)

NOTE 3	INVESTMENT IN AFFILIATE

The Company’s subsidiary acquired a 35% interest in a real estate joint venture located in China.  The joint venture was formed to develop and manage a mixed-use complex of apartments, restaurants, a hotel and a private clubhouse.  The joint venture was formed with a maximum life of 50 years.  The joint venture partner is also a 20% stockholder of the Company.

The Company’s 35% interest in the joint venture is accounted for using the equity method of accounting and is stated at cost plus equity in undistributed earnings since acquisition.  The Company’s share of the loss for 2004 was $792,815.  The Company has classified its investment as discontinued operations as of December 31, 2003 (See Note 2).

A summary of the audited financial statements of the affiliate as of December 31, 2004 is as follows:

Current assets	$8,697,212
Non-current assets	35,673,062

Total Assets	$44,370,274

Current liabilities	$29,164,649
Non-current liabilities	4,837,929
Stockholders’ equity	10,367,696

Total Liabilities and Stockholders’ Equity	$44,370,274

Revenues	8,627,470

Operating Income	2,486,632

Net (Loss)	$(1,299,769)

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

The Company’s share of the earnings for 2004 after accounting for differences between Hong Kong GAAP and U.S. GAAP:

Company share at 35%	$(454,919)
Less U.S. GAAP adjustment for depreciation	(337,896)

Equity in losses of affiliate	$(792,815)

NOTE 4	CONVERTIBLE PROMISSORY NOTE

During February 2003, the Company issued a $3.5 million, 2% convertible promissory note to its major shareholder in order to fund its joint venture commitment.  The outstanding balance of the note and accrued interest automatically convert into 7,000,000 shares of common stock on February 23, 2004 unless paid in full prior to the maturity date.  The Company determined that there was no beneficial conversion amount associated with the note based on the fair value of the Company’s common stock on the date of grant.  As of December 31, 2004, the note was automatically converted into 7,000,000 shares of common stock (See Note 11(B)).

NOTE 5	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company received management revenue of $461,324 and $327,381, respectively from two properties it manages that are owned by shareholders.

During the years ended December 31, 2004 and 2003, the Company paid $30,769 and $30,769, respectively to two directors for consulting and professional services.

During the years ended December 31, 2004 and 2003, the Company paid rent of $35,345 and $19,582, respectively for office space leased from a director and stockholder (See Note 11).

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company leases corporate office space and office equipment under operating leases.  The leases expire at various dates through November 2005.  Future minimum lease payments for the operating leases are approximately:

Year	Amount

2005	25,100

$25,100

Rent expense under operating leases for the years ended December 31, 2004 and 2003 aggregated $35,344 and $31,401, respectively.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

NOTE 7	EQUITY

(A) Stock Issued for Services

During March 2004, the Company issued 2,300,000 shares of common stock for consulting services valued for financial accounting purposes at $ 1,100,780 based upon recent cash offering prices.  The fair value will be amortized over the life of the agreements.  The Company recognized consulting expense of $1,037,447 and recorded deferred stock compensation of $63,333 as of December 31, 2004.

During April 2004, the Company issued 1,030,000 shares of common stock for consulting services valued for financial accounting purposes at $492,958 based upon recent cash offering prices.  The fair value will be amortized over the life of the agreements.  The Company recognized consulting expense of $492,958 as of December 31, 2004.

During April 2004, the Company issued 400,000 and 50,000 shares of common stock to its Chief Executive Officer and Chief Financial Officer respectively, for past services to the Board of Directors valued at a recent offering price aggregating $213,370.  In addition, the Company issued 150,000 shares of common stock to its Chief Financial Officer as an award for past services to the Company valued at a recent cash offering price at $71,790

(B) Stock Issued in Exchange for Debt

During January 2004, the Company issued 7,000,000 shares of common stock in full satisfaction of a note payable to a related party (See Note 4 and 5).

(C) Increase in Authorized Capital

During 2004, the Company increased its authorized common stock from 10,000,000 to 50,000,000 and authorized 5,000,000 shares of preferred stock in one or more series as determined by the board of directors.

(D) Stock Issued by Subsidiary

During 2004, the Company’s subsidiary issued common stock for consulting services and acquisitions valued on the date of grant at $3,489,728.  The increase in the number of shares issued reduced the Company’s ownership from 86% to 82%.  The Company recorded an increase in stockholders’ equity of $3,489,728 as a result of the stock sale.

NOTE 8	CONCENTRATION OF CREDIT RISK

The Company received 100% of its revenues from four hotels that it provides management services for located in China in 2003.  Three of them constituted 52%, 31% and 15% of the revenue recorded for the year then ended.

The Company received 81% of its revenues from two hotels that it provides management services for located in China in 2004.  Two of them constituted 48% and 33% of the revenue recorded for the year then ended.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

NOTE 9	INCOME TAXES

Income tax expense from continuing operations for the years ended December 31, 2004 and 2003 is summarized as follows:

	Current	Deferred	Total

2004
United States	$-	$-	$-
Foreign	-	-	-

	$-	$-	$-

2003
United States	$-	$-	$-
Foreign	-	-	-

	$-	$-	$-

Income tax expense for the years ended December 31, 2004 and 2003 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

	2004	2003

Expected income tax expense (benefit) from continuing operations	$(1,955,279)	$(50,691)

Items charged directly to stockholders’ equity	1,186,508	19,535

Valuation allowance increase	768,771	31,156

	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$806,742	$37,971

Total deferred tax assets	806,742	37,971
Less valuation allowance	806,742	37,971

Net deferred tax assets	$-	$-

At December 31, 2004, the Company had approximately $3,930,300 of undistributed loss of the Company’s foreign subsidiaries.  These earnings are considered to be indefinitely invested, and accordingly, no United States income tax has been provided for these earnings.  As of December 31, 2004, the Company had net operating loss carryforwards of approximately $2,372,700 for United States income tax purposes, available to offset future United States taxable income expiring on various dates beginning in 2021.  The increase in the valuation allowance was $768,771.

TEDA TRAVEL INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

NOTE 10	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has entered into a plan to spin-off the operations of its subsidiaries.  After the spin-off, the Company will have no assets or operations.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that action presently being taken to merge the Company and obtain additional funding provides the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENT

(A) Discontinued Operations

On January 27, 2005, Teda FL approved the distribution of 17,853,300 shares of Teda Travel Group, Inc. (.717 per share) for every share of the Company’s common stock to its stockholders.  Upon completion of the distribution to common stockholders, the Company has retained 278 shares of Teda Travel Group, Inc. which represents less than 1% of the outstanding common stock.  The Company will account for the distribution to its stockholders as a dividend and will account for its remaining investment in Teda Travel Group, Inc. under the cost method.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement and Share Exchange dated as of May 1, 2002, by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (1)

2.2	Amendment to Stock Purchase Agreement and Share Exchange dated as of August 15, 2002 by and among Gaige Financial Group, Inc. and Teda Hotels Management Company Limited. (2)
3.1	Articles of Incorporation (3)

3.2	Amendment to Articles of Incorporation (4)

3.3	Bylaws (3)

14	Code of Ethics*

16	Letter on Change in Certifying Accountant (5)

21.1	Subsidiaries of the Registrant*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 15, 2002.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed January 24, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed April 15, 2003.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 14, 2004
(6)	Incorporated by reference to the Registrant’s Amendment to the Current Report on Form 8-K filed October 29, 2004
(7)	Incorporated by reference to the Registrant’s Amendment Registration Statement on Form S-8 filed January 12, 2005
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2005