Form 10QSB
period 2005-03-31
TEDA TRAVEL INC
filed 2005-05-23
CIK 1103829

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 18, 2005, the Issuer had outstanding 24,903,000 shares of the Issuer’s common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

TEDA TRAVEL INCORPORATED

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

TEDA TRAVEL INCORPORATED AND SUBSIDIARY

CONTENTS

PAGE

2

CONDENSED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

PAGE

3

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGE

4

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGES

5 - 6

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF MARCH 31, 2005 (UNAUDITED)

TEDA TRAVEL INCORPORATED

CONDENSED BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

ASSETS

TOTAL ASSETS	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,817

TOTAL LIABILITIES	12,817

MINORITY INTEREST

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,903,000 issued and outstanding	24,903
Additional paid-in capital	9,297,516
Accumulated deficit	(9,335,236)
Total Stockholders’ Deficiency	(12,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004 (Consolidated)

OPERATING EXPENSES
Other selling, general and administrative	$74,340	$2,223,042
Total Operating Expenses	74,340	2,223,042

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	—	155,367
Total Income (Loss) From Discontinued Operations	—	155,367

NET INCOME (LOSS)	(74,340)	(2,067,675)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Loss from continuing operations	—	(0.24)
Income from discontinued operations	—	0.02

Net loss per common share - basic and diluted	$—	$(0.22)

Weighted average number of common shares outstanding - basic and diluted	24,888,944	9,329,121

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004 (Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(74,340)	$(2,223,042)
Net income from discontinued operations	—	155,367
Net income (loss)	(74,340)	(2,067,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for consulting services	74,340	2,223,042
Changes in operating assets and liabilities:
Cash flow from discontinued operations	—	354,201
Net Cash Provided By (Used In) Operating Activities	—	509,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash flow from discontinued operations	—	(5,028)
Net Cash Used In Investing Activities	—	(5,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash flow from discontinued operations	—	(590,429)
Net Cash Provided By (Used In) Financing Activities	—	(590,429)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(85,889)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	98,079

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$12,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2005, the Company recorded a dividend of $3,315,614 for the spin off of 100% of its investment in Teda Travel Group, Inc. to its stockholders.

See accompanying notes to condensed consolidated financial statements.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

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

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

TEDA TRAVEL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 2

PRINCIPLES OF CONSOLIDATION

The accompanying condensed financial statements for 2005 include the accounts of Teda Travel, Incorporated hereafter referred to as (the “Company”).

The accompanying condensed consolidated financial statements for 2004 include the accounts of Teda Travel Incorporated and its 86% owned subsidiary Teda Travel Group, Inc. The accounts of Teda Travel Group, Inc. have been reclassified as discontinued operations due to the spin-off in January 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3

DISCONTINUED OPERATIONS

On January 27, 2005, Teda FL approved the distribution of 17,853,300 shares of Teda Travel Group, Inc. (.717 share of Teda Travel Group, Inc.) for every share of the Company’s common stock to its stockholders. Upon completion of the distribution to common stockholders, the Company will retain 278 shares of Teda Travel Group, Inc. which represents less than 1% of the outstanding common stock. The Company accounted for the distribution to its stockholders as a dividend of $3,315,614.

NOTE 4

STOCKHOLDERS EQUITY

During February 2005, the Company issued 23,000 shares of common stock for consulting services valued for financial accounting purposes at $11,007 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $11,007 as of March 31, 2005.

During March 2004, the Company issued 2,300,000 shares of common stock for consulting services valued for financial accounting purposes at $ 1,100,780 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $63,333 during the three months ended March 31, 2005

NOTE 5

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has spun-off the operations of its subsidiaries in January 2005. After the spin-off, the Company has no assets or operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a new business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

GENERAL

Teda Travel Incorporated, a Florida corporation (the "Company"), is currently a company with no business. It was a provider of management services to hotels and resorts in the People’s Republic of China. Upto January 27, 2005, the Company operated through its three wholly-owned operating subsidiaries, Teda Hotels Management Company Limited, a British Virgin Islands corporation ("Teda BVI"), Teda Hotels Management Limited, a Hong Kong corporation ("Teda Hong Kong") and Teda Beijing Hotel Management Company Limited, a People’s Republic of China company as well as Landmark International Hotel Group Limited, a British Virgin Islands company, which the Company acquired 60% equity interest in during 2004. The Company was also an investor in real estate development projects in the People’s Republic of China through its 35%-held associate, Tianjin Yide Industrial Company.

Since January 27, 2005, the date that stock distribution was effected by a Resolution of the Board of Directors, the Company has no business of its own other than holding 278 shares of Common stock of Teda Travel Group, Inc., (TTG) a Delaware Corporation. More importantly though, the Company has no cash, working capital or access to the debt and equity markets since its shares are not publicly traded. Consequently, the Company is insolvent for all practical purposes and remains a reporting Company as a result of certain officers and shareholders of the Company providing sufficient funding to pay for a limited amount of the Company's expenses. The Company is considering feasible alternatives such as appointing an investment banker to use its best efforts to find an appropriate reverse merger partner for the Company.

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

On January 27, 2005, the Board of Directors of the Company authorized the distribution of substantially all of the shares of common stock of TTG it owns to the Company’s shareholders (“Stock Distribution”). The record date for the distribution was January 29, 2005. The Company has distributed an aggregate of 17,853,300 TTG Shares, such that a shareholder shall receive 0.717 share for every share of Company common stock held as of the record date and that the Company has retained the remaining 278 shares of TTG ’s common stock, or approximately 0.001% of its share capital. The Company does not have any business thereafter.

PERSONNEL

As of March 31, 2005, the Company does not have any employees.

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

Consolidated Results of Operations

For the quarterly periods ended March 31, 2005 and March 31, 2004

Other Selling, G&A Expenses.  Other selling, G&A expenses for the period ended March 31, 2005 were $74,340 as compared to $2,223,042 for the period ended March 31, 2004, a decrease of $2,148,702 or 97%. as the Company has no operations in 2005, apart from incurring minimal costs in relations to audit and legal matters.

Net Loss.  The Company recorded a net loss of $74,340 for the period ended March 31, 2005 as compared to a loss of $2,067,675 last year, a decrease of $1,993,335, or 96%. The net loss last year reflected those arising from the hotel management business, while there are no operations for this year.

Consolidated Financial Condition

Liquidity and Capital Resources – March 31, 2005

Operating.  For the period ended March 31, 2005, the Group’s operations did not utilize any cash resources, as compared to providing cash of $509,568 for the period ended March 31, 2004. This is mainly attributable to the fact that the Company has no operations this year.

Currently, the Company has no cash, working capital or access to the debt and equity markets since its shares are not publicly traded. Consequently, the Company is insolvent for all practical purposes and remains a reporting Company as a result of certain officers and shareholders of the Company providing sufficient funding to pay for a limited amount of the Company's expenses. The Company is considering feasible alternatives such as appointing an investment banker to use its best efforts to find an appropriate reverse merger partner for the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.  Description of Properties

As of March 31, 2005, the Company has no real property and currently has no office space under lease.

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 4.  Changes in Securities.

On February 24, 2005, we issued 23,000 registered shares of our common stock to 40 consultants for business development services. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

Item 6.  Exhibits.

(a)

See Exhibit Index.

(b)

Reports on Form 8-K:

On February 18, 2005, the Company filed a Current Report on Form 8-K dated February 18, 2005, for the purpose of announcing the issuance of 8,020,000 shares of Common stock to its Chief Executive Officer for services, and the authorization by the Board regarding stock distribution whereby the Company was set to distribute an aggregate of 17,853,300 Shares of TTG it owns, such that each of its shareholder shall receive 0.717 share for every share of TTG common stock held as of the record date and that the Company shall retain the remaining 278 TTG Shares.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEDA TRAVEL INCORPORATED

Date: May 18, 2005	By:	/s/ GODFREY CHIN TONG HUI
Godfrey Chin Tong Hui, Chief Executive Officer

Date: May 18, 2005	By:	/s/ HON MING WONG
Hon Ming Wong, Chief Financial Officer

EXHIBIT INDEX

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002