Form 10QSB
period 2005-06-30
TEDA TRAVEL INC
filed 2005-08-19
CIK 1103829

U.S. SECURITIES AND EXCHANGE
                             COMMISSION WASHINGTON,
                                   D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                   For the transition period from ____ to ____

                        Commission file number 000-29077

                            TEDA TRAVEL INCORPORATED
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                            65-0963971
    ------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

  Suite 2102, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

   Registrant's Telephone Number, Including International Code and Area Code:
                              (011) (852) 2833-2186

 ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     As of August 15, 2005, the Issuer had outstanding 1,660,200 shares of the Issuer's common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes | | No |X|

                                TABLE OF CONTENTS
                                                                          Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       Condensed Balance Sheet as of June 30, 2005 (Unaudited) ............. 3

       Condensed  Statements  of  Operations  for the three and six months ended June 30, 2005 and 2004 (Consolidated)(Unaudited) ....... 4

       Condensed  Statements of Cash Flows for the six months ended
       June 30, 2005 and 2004 (Consolidated) (Unaudited).................... 5

       Notes to  Condensed  Financial  Statements  as of June  30, 2005
         (Unaudited) ................................................... 6 - 8

Item 2. Management's Discussion and Analysis or Plan of Operation  ..........9

Item 3. Description of Properties ......................................... 12

Item 4. Controls and Procedures ........................................... 13


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 14

Item 4. Changes in Securities ............................................. 14

Item 6. Exhibits and Reports on Form 8-K .................................. 14

SIGNATURES ................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            TEDA TRAVEL INCORPORATED
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2005
                                  -------------
                                   (UNAUDITED)


                                     ASSETS
                                      -----
TOTAL ASSETS                                                        $      --
                                                                   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                             $    33,018
                                                                   -----------

TOTAL LIABILITIES                                                       33,018
                                                                   -----------

MINORITY INTEREST

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, none issued and outstanding                                 --
 Common stock, $0.001 par value, 50,000,000 shares
   authorized, 1,660,200 issued and outstanding                          1,660
 Additional paid-in capital                                          5,888,184
 Accumulated deficit                                                (5,922,862)
                                                                   -----------
                                                                   -----------
     Total Stockholders' Deficiency                                    (33,018)
                                                                   -----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       --
                                                                   ===========

           See accompanying notes to condensed financial statements.

                            TEDA TRAVEL INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three  For the Three   For the Six      For the Six
                                                         Months Ended  Months Ended    Months Ended     Months Ended
                                                        June 30, 2005  June 30, 2004   June 30, 2005   June 30, 2004
                                                        ------------    ------------    ------------    ------------
REVENUES, NET                                           $       --      $       --      $       --      $       --

OPERATING EXPENSES
 Other selling, general and administrative                    20,201         910,918          94,541       1,156,635
                                                        ------------    ------------    ------------    ------------
     Total Operating Expenses                                 20,201         910,918          94,541       1,156,635
                                                        ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                         (20,201)       (910,918)        (95,541)     (1,156,635)

discontinued operations
 Income (loss) from discontinued operations                     --          (867,769)           --        (2,689,727)
                                                        ------------    ------------    ------------    ------------
     Total Income (Loss) From Discontinued Operations           --          (867,769)           --        (2,689,727)
                                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                            (20,201)     (1,778,687)        (95,541)     (3,846,362)
                                                        ============    ============    ============    ============

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations                               (0.01)          (0.83)          (0.06)          (1.30)
 Income (loss) from discontinued operations                     --             (0.78)           --             (3.20)
                                                        ------------    ------------    ------------    ------------

Net loss per common share - basic and diluted           $      (0.01)     $    (1.61)   $      (0.06)    $     (4.50)
                                                        ============    ============    ============    ============

Weighted average number of common shares
 outstanding - basic and diluted                           1,660,200       1,104,374       1,659,731         840,945
                                                        ============    ============    ============    ============


            See accompanying notes to condensed financial statements.

                            TEDA TRAVEL INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six    For the Six
                                                          Months Ended  Months  Ended
                                                          June 30, 2005 June 30, 2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations              $   (94,541)   $(1,156,635)
 Net income from discontinued operations                          --       (2,689,727)
                                                           -----------    -----------
 Net income (loss)                                             (94,541)    (3,846,362)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Stock and warrants issued for consulting services             74,340      1,156,635
  Changes in operating assets and liabilities:
    Increase in accounts payable                                20,201           --
    Cash flow from discontinued operations                        --        2,657,730
                                                           -----------    -----------
       Net Cash Provided By (Used In) Operating Activities        --          (31,997)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash flow from discontinued operations                          --          (60,366)
                                                                          -----------
       Net Cash Used In Investing Activities                      --          (60,366)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                              --             --

                                                           -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             --          (92,363)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   --           98,079
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $      --      $     5,716
                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2005, the Company recorded a dividend of $3,315,614 for the spin off of 100% of its investment in Teda Travel Group, Inc. to its stockholders.

                                       See accompanying notes to condensed
financial statements.

                            TEDA TRAVEL INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
--------------------------------------------------------------------

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

(A) Use of Estimates
--------------------

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

(B) Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(C) Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

NOTE 2 PRINCIPLES OF CONSOLIDATION
----------------------------------

The accompanying condensed financial statements for 2005 include the accounts of Teda Travel, Incorporated hereafter referred to as (the "Company").

The accompanying condensed consolidated financial statements for 2004 include the accounts of Teda Travel Incorporated and its 86% owned subsidiary Teda
Travel Group, Inc. The accounts of Teda Travel Group, Inc. have been reclassified as discontinued operations due to the spin-off in January 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3 DISCONTINUED OPERATIONS
------------------------------

On January 27, 2005, Teda FL approved the distribution of 17,853,300 shares of Teda Travel Group, Inc. (.717 share of Teda Travel Group, Inc.) for every share of the Company's common stock to its stockholders. Upon completion of the distribution to common stockholders, the Company will retain 278 shares of Teda Travel Group, Inc. which represents less than 1% of the outstanding common stock. The Company accounted for the distribution to its stockholders as a dividend of $3,315,614.

NOTE 4 STOCKHOLDERS EQUITY
--------------------------

During February 2005, the Company issued 1,533 shares of common stock for consulting services valued for financial accounting purposes at $11,007 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $11,007 during the six months ended June 30, 2005. In addition, the Company recognized consulting expense of $63,333 based on shares issued in 2004.

During March 2004, the Company issued 113,333 shares of common stock and recorded 40,000 shares of common stock to be issued for consulting services valued for financial accounting purposes at $ 1,092,500 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $696,967 as of June 30, 2004.

During April 2004, the Company issued 68,667 shares of common stock for consulting services valued for financial accounting purposes at $ 489,250 based upon recent cash offering prices. The fair value will be amortized over the life of the agreements. The Company recognized consulting expense of $174,668 as of June 30, 2004.

During April 2004, the Company issued 26,667 and 3,333 shares of common stock to its Chief Executive Officer and Chief Financial Officer respectively, for entering into two-year employment agreements valued at a recent offering price aggregating $213,750. In addition, the Company issued 10,000 shares of common stock to its Chief Financial Officer as an award for past services to the Company valued at a recent cash offering price at $71,250.

NOTE 5 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has spun-off the operations of its subsidiaries in January 2005. After the spin-off, the Company has no assets or operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement a new business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that action presently being taken to merge the Company and obtain additional funding provides the opportunity for the Company to continue as a going concern.


NOTE 6 SUBSEQUENT EVENT
--------------------

The company with majority shareholders consent has effected 1 for 15 reverse split of its outstanding shares on July 25, 2005. The Company has retroactively adjusted all share and per share amounts in the financial statements to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statements

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part I, Item 1 of this Report. All amounts are expressed in U.S. dollars.

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

Overview

GENERAL

     Teda Travel Incorporated, a Florida corporation (the "Company"), is currently a company with no business. It was a provider of management services to hotels and resorts in the People's Republic of China. Up to January 27, 2005, the Company operated through its three wholly-owned operating subsidiaries, Teda Hotels Management Company Limited, a British Virgin Islands corporation ("Teda BVI"), Teda Hotels Management Limited, a Hong Kong corporation ("Teda Hong Kong") and Teda Beijing Hotel Management Company Limited, a People's Republic of China company as well as Landmark International Hotel Group Limited, a British Virgin Islands company, which the Company acquired 60% equity interest in during 2004. The Company was also an investor in real estate development projects in the People's Republic of China through its 35%-held associate, Tianjin Yide Industrial Company.

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

     The Company has been trying to identify and negotiate for a merger or acquisition with a targeted company, but there is no assurance that the Company will be successful in its plan to merge or acquire another entity. Currently, the management of the Company consists only of its officers and directors and they will devote a large portion of their time to locate and close with a potential targeted Company. There is neither compensation paid nor an agreement to enter into such a contract up to now.

Liquidity and capital resources

     The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. There can be no assurances that the Company will be successful in doing so.


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

     On January 27, 2005, the Board of Directors of the Company authorized the distribution of substantially all of the shares of common stock of TTG it owns to the Company's shareholders ("Stock Distribution"). The record date for the distribution was January 29, 2005. The Company has distributed an aggregate of 17,853,300 TTG Shares, such that a shareholder shall receive 0.717 share for every share of Company common stock held as of the record date and that the Company has retained the remaining 278 shares of TTG 's common stock, or approximately 0.001% of its share capital. The Company does not have any business thereafter.

PERSONNEL

     As of June 30, 2005, the Company does not have any employees.

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

     We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

(i) Property and Equipment
--------------------------

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Revenue Recognition
--------------------------

     The Company recognizes hotel and resort management service fees in the period when the services are rendered.

(iii) Foreign Currency Translation
----------------------------------

     The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into United States dollars. The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders' equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of September 30, 2004.

(iv) Stock-Based Compensation
-----------------------------

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS No. 123.

(v) Income Taxes
----------------

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(vi) Long-Lived Assets
----------------------

     The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Consolidated Results of Operations

For the quarterly periods ended June 30, 2005 and June 30, 2004

     Other Selling, G&A Expenses. Other selling, G&A expenses for the period ended June 30, 2005 were $94,541 as compared to $1,156,635 for the period ended June 30, 2004, a decrease of $1,062,094 or 92% as the Company has no operations in 2005, apart from incurring minimal costs in relations to audit and legal matters. These amounts represent $74,340 and $1,156,635 of costs associated with issuing shares of common stock for services.

     Net Loss. The Company recorded a net loss of $95,541 for the period ended June 30, 2005 as compared to a loss of $3,846,362 last year, a decrease of $3,750,821, or 98%. The net loss last year reflected $2,689,727 of losses associated with discontinued operations arising from the hotel management business, while there are no operations for this year.

Consolidated Financial Condition

Liquidity and Capital Resources - June 30, 2005

     Operating. For the period ended June 30, 2005, the Group's operations did not utilize any cash resources, as compared to using cash of $31,997 for the period ended June 30, 2004. This is mainly attributable to the fact that the Company has no operations this year.

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

Item 3. Description of Properties

     As of June 30, 2005, the Company has no real property and currently has no office space under lease.

Item 4. Controls and Procedures.

     Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

Item 4. Changes in Securities.

     On February 24, 2005, we issued 1,533 registered shares of our common stock to 40 consultants for business development services. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index

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

 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

     On June 24, 2005, the Company filed a Current Report on Form 8-K dated June 13, 2005, for:

     (a) On June 10, 2005, Zhi Ying Chang resigned from the position of Chairlady and Director of Teda Travel Incorporated (the "Company") due to personal reasons;

     (b) The Company's Board of Directors appointed Godfrey Chin Tong Hui as Chairman, effective June 10, 2005.Mr. Hui is currently the Chief Executive Officer of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        TEDA TRAVEL INCORPORATED

Date: August 19, 2005                        By:    /s/ GODFREY CHIN TONG HUI
                                                  ----------------------------
                                                        Godfrey Chin Tong Hui,
                                                        Chief Executive Officer


Date: August 19, 2005                        By:    /s/ GODFREY CHIN TONG HUI
                                                  ----------------------------
                                                        GODFREY CHIN TONG HUI,
                                                        Chief Financial Officer